Form 10QSB
period 1995-06-30
ANGELES PARK COMMUNITIES LTD
filed 1995-08-10
CIK 317969

FORM 10-QSB.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                          Quarterly or Transitional Report

                     (As last amended by 34-32231, eff. 6/3/93.)

                       U.S. Securities and Exchange Commission
                               Washington, D.C.  20549


                                     Form 10-QSB

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarterly period ended June 30, 1995


      [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
            SECURITIES  EXCHANGE ACT

                    For the transition period.........to.........

                           Commission file number 0-10199


                           ANGELES PARK COMMUNITIES, LTD.
          (Exact name of small business issuer as specified in its charter)


               California                                     95-3558497
      (State or other jurisdiction of                        (IRS Employer
      incorporation or organization)                         Identification No.)

      One Insignia Financial Plaza, P.O. Box 1089
         Greenville, South Carolina                                   29602
      (Address of principal executive offices)                      (Zip Code)


                      Issuer's telephone number (803) 239-1000


      Check whether the issuer (1) filed all reports required to be filed by
      Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                        PART I - FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS

      a)                   ANGELES PARK COMMUNITIES, LTD.

                             CONSOLIDATED BALANCE SHEET
                                     (Unaudited)

                                    June 30, 1995


       Assets
            Cash:

               Unrestricted                                             $   137,089

               Restricted--tenant security deposits                          17,946

            Accounts receivable, less allowance for
               doubtful accounts of $1,160,000                               12,459

            Escrow for taxes                                                105,835

            Other assets                                                    359,273

            Investment properties:

               Land                                      $ 1,043,112

               Buildings and related personal property     4,716,328

                                                           5,759,440

               Less accumulated depreciation              (4,061,888)     1,697,552

                                                                        $ 2,330,154

            Liabilities and Partners' Deficit

            Liabilities

               Accounts payable                                         $    41,383

               Tenant security deposits                                      17,946

               Accrued taxes                                                 84,218

               Other liabilities                                             99,418

               Mortgage notes payable                                     5,025,727

            Partners' Deficit

               General partners'                         $  (161,305)

               Limited partners' (15,093 units issued
                  and outstanding)                        (2,777,233)    (2,938,538)

                                                                        $ 2,330,154



             See Accompanying Notes to Consolidated Financial Statements

      b)                   ANGELES PARK COMMUNITIES, LTD.

                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)



                                        Three Months Ended              Six Months Ended
                                             June 30,                      June 30,

                                        1995          1994            1995           1994


       Revenues:

        Rental income                 $  432,940    $ 411,585       $  947,811    $  892,543

        Other income                      91,291        4,102           97,403        10,498

          Total revenues                 524,231      415,687        1,045,214       903,041

       Expenses:

        Operating                        145,493      119,892          279,578       272,045

        General and administrative        41,571       59,163           83,419       106,534

        Property management fees          23,358       22,575           49,262        46,464

        Maintenance                       68,298       59,084           86,298       102,073

        Depreciation                      78,749       77,629          156,977       155,257

        Interest                         150,221      155,258          306,689       284,950

        Property taxes                    41,435       45,891           82,870        83,085

        Bad debt recovery               (750,000)          --         (750,000)           --

        Tenant reimbursements            (11,599)          --          (11,599)           --

          Total expenses                (212,474)     539,492          283,494     1,050,408

       Net income (loss) before
        extraordinary item               736,705     (123,805)         761,720      (147,367)

       Extraordinary gain on early
        extinguishment of debt                --        6,467               --         6,467

          Net income (loss)           $  736,705    $(117,338)      $  761,720    $ (140,900)

       Net income (loss) allocated
        to general partners (1%)      $    7,367    $  (1,173)      $    7,617    $   (1,409)

       Net income (loss) allocated
        to limited partners (99%)        729,338     (116,165)         754,103      (139,491)

          Net income (loss)           $  736,705    $(117,338)      $  761,720    $ (140,900)

       Per limited partnership
        unit:

        Net income (loss) before
          extraordinary item          $    48.32    $   (8.11)      $    49.96     $   (9.65)

        Extraordinary gain                    --          .42               --           .42

          Net income (loss)           $    48.32    $   (7.69)      $    49.96     $   (9.23)


         See Accompanying Notes to Consolidated Financial Statements

      c)                   ANGELES PARK COMMUNITIES, LTD.

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                    June 30, 1995
                                    (Unaudited)



                                          Limited
                                        Partnership    General        Limited
                                           Units      Partners       Partners        Total

       Original capital
          contributions                    15,112     $   1,000    $15,112,000   $15,113,000

       Partners' deficit at
          December 31, 1994                15,093     $(168,922)   $(3,531,336)  $(3,700,258)

       Net income for the six
          months ended June 30, 1995           --         7,617        754,103       761,720

       Partners' deficit at
          June 30, 1995                    15,093     $(161,305)   $(2,777,233)  $(2,938,538)



             See Accompanying Notes to Consolidated Financial Statements

      d)                   ANGELES PARK COMMUNITIES, LTD.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                              Six Months Ended
                                                                   June 30,

                                                             1995              1994

       Cash flows from operating activities:

          Net income (loss)                                $ 761,720        $(140,900)

          Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

             Depreciation                                    156,977          155,257

             Amortization of loan costs                       33,292           13,537

             Extraordinary gain on early extinguishment
                  of debt                                         --           (6,467)

          Change in accounts:

             Restricted cash                                 (13,317)         (11,135)

             Accounts receivable                             171,060            5,044

             Escrows for taxes                               (94,421)          87,698

             Other assets                                   (747,614)         (19,430)

             Accounts payable                                  8,624             (485)

             Tenant security deposit liabilities              11,695           11,698

             Accrued taxes                                    16,870          (82,009)

             Other liabilities                              (159,974)        (291,994)

              Net cash provided by (used in) operating
                  activities                                 144,912         (279,186)

       Cash flows from investing activities:

          Property improvements and replacements             (15,648)         (17,410)

          Proceeds from AMIT investment                      750,000               --

              Net cash provided by (used in)
                  investing activities                       734,352          (17,410)




             See Accompanying Notes to Consolidated Financial Statements

      d)                   ANGELES PARK COMMUNITIES, LTD.

                  CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                     (Unaudited)

                                                               Six Months Ended
                                                                   June 30,

                                                                1995             1994

       Cash flows from financing activities:

          Payments on mortgage notes payable                  $(891,683)    $   (17,289)

          Proceeds from refinancing                                  --       5,950,000

          Repayment of loans                                         --      (5,385,185)

          Loan costs                                                 --        (416,155)

             Net cash (used in) provided by
                  financing activities                         (891,683)        131,371

       Net decrease in cash                                     (12,419)       (165,225)

       Cash at beginning of period                              149,508         210,740

       Cash at end of period                                  $ 137,089     $    45,515

       Supplemental disclosure of cash
          flow information:

          Cash paid for interest                              $ 277,705     $   482,726



             See Accompanying Notes to Consolidated Financial Statements

      e)                   ANGELES PARK COMMUNITIES, LTD.

                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)


      Note A - Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1994.

         Certain reclassifications have been made to the 1994 information to conform to the 1995 presentation.


      Note B - Transactions with Affiliated Parties

         The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid to the Managing General Partner and affiliates during the six months ended June 30, 1995 and 1994:


                                                       1995            1994

       Property management fees                      $49,262        $46,464

       Reimbursement for services of affiliates       50,031         42,876


         The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner, who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

         In November 1992, Angeles Acceptance Pool, L.P. ("AAP"), a Delaware limited partnership was organized to acquire and hold the obligations evidencing the working capital loan previously provided to the Partnership by Angeles Capital Investments, Inc. ("ACII"). Angeles Corporation ("Angeles") is the 99% limited partner of AAP and

      Angeles Acceptance Directives, Inc. ("AAD"), an affiliate of the Managing General Partner, was, until April 14, 1995, the 1% general partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the Managing General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a 1/2% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP.

         This working capital loan provided funding for the Partnership's operating deficits in prior years. Total interest expense for this loan was $4,119 for the six months ended June 30, 1994. During the second quarter of 1994, the principal and accrued interest due on this loan was paid in full as a result of the refinancing of the mortgage indebtedness of the Partnership.

        In July 1993, Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust, formerly affiliated with Angeles, initiated litigation against the Partnership and other partnerships which loaned money to AMIT seeking to avoid repayment of such obligations. The Partnership subsequently filed a counterclaim against AMIT seeking to enforce the obligation, the principal amount of which was $750,000 plus accrued interest from March 1993 ("AMIT Obligation").

         MAE GP Corporation ("MAE GP"), an affiliate of the Managing General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 33% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1% of the vote).  Between the date of acquisition of these shares (November 24,
      1992) and March 31, 1995, MAE GP has declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted and continues to decline to exert any management control over or participate in the management of AMIT. However, MAE GP may choose to vote these shares as it deems appropriate in the future.

         On November 9, 1994, the Partnership executed a definitive Settlement Agreement to settle the dispute with respect to the AMIT Obligation.
      The actual closing of the Settlement occurred April 14, 1995. The Partnership's claim was satisfied by a cash payment to the Partnership totalling $827,250 (the "Settlement Amount") at closing.


         As part of the above described settlement, MAE GP granted to AMIT an option to acquire the Class B Shares owned by it. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships affiliated with MAE GP as of November 9, 1994, (which is the date of execution of a definitive Settlement Agreement), have been paid in full, but in no event prior to November 9, 1997. AMIT delivered to MAE GP cash in the sum of $250,000 at closing, which occurred April 14, 1995, as payment for the option. Upon exercise of the option, AMIT would remit to MAE GP an additional $94,000.

         Simultaneously with the execution of the option, MAE GP executed an irrevocable proxy in favor of AMIT the result of which is MAE GP will be able to vote the Class B Shares on all matters except those involving transactions between AMIT and MAE GP affiliated borrowers or the election of any MAE GP affiliate as an officer or trustee of AMIT. On those matters, MAE GP granted to the AMIT trustees in their capacity as trustees of AMIT proxies with regard to the Class B Shares instructing such trustees to vote said Class B Shares in accordance with the vote of the majority of the Class A Shares voting to be determined without consideration of the votes of "Excess Class A Shares" as defined in
      Section 6.13 of the Declaration of Trust of AMIT.

         The Partnership has filed a Proof of Claim in the bankruptcy proceeding of Angeles concerning the Partnership's indebtedness to AAP. The Proof of Claim alleges that instead of causing the Partnership to pay AAP on account of such debt, Angeles either itself or through an affiliate, caused the Partnership to make payment to another Angeles affiliate. To the extent that such action results in the Partnership not receiving credit for the payments so made, the Partnership will have been damaged in an amount equal to the misappropriated payments. Subsequent to June 30, 1995, an Angeles affiliate acknowledged constructive receipt of such payment and therefore, the Managing General Partner anticipates resolution in favor of the Partnership.

         Finally, the Managing General Partner of the Partnership has been informed by representatives of Angeles that in connection with certain sales of properties in prior years, the Partnership paid an incentive fee of $840,000 to Angeles Real Estate Corporation ("ARECO"), a wholly owned subsidiary of Angeles. The last incentive fee, which was paid to ARECO without the knowledge of the current management of the Managing General Partner in January 1993, was equal to 4% of the sales price of the properties sold in 1992, or $167,000. The Managing General Partner originally believed that the incentive fees previously paid were not in accordance with the Partnership Agreement. As a result, the Partnership filed a claim against Angeles for the total fees, or $1,007,000. After investigating this matter further, it appears that the incentive fees may have been paid in accordance with the terms of the Partnership Agreement or that the manner in which they were paid may not give rise to a sustainable claim on behalf of the Partnership. However, it is possible that a claim for repayment of some or all of these fees could arise at some point in the future if sufficient distributions are not made to the partners to result in their receiving their original capital investment plus a cumulative return of 6%. In light of all of the facts and circumstances known at this time, the Managing General Partner has determined that the likelihood of success and significant recovery resulting from pursuit of a claim is not sufficient to warrant the costs which the Partnership would incur to pursue the claim. Therefore, the Managing General Partner anticipates that this claim will not be pursued.

      ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The Partnership's investment properties consist of one mobile home park and one recreational vehicle park. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1995 and 1994:

                                                           Average
                                                          Occupancy

       Property                                          1995        1994

       Cloverleaf Farms
          Brooksville, Florida                           99%         100%

       Cloverleaf Forest (1)
          Brooksville, Florida                           70%          64%


      (1) This investment property is a recreational vehicle park and occupancy typically declines during the second and third quarters.

         For the six months ended June 30, 1995, the Partnership generated net income of $761,720 versus a net loss of $140,900 for the six months ended June 30, 1994. The Partnership generated net income of $736,705 for the three months ended June 30, 1995 versus a net loss of $117,338 for the three months ended June 30, 1994. The increase in income for the three and six months ended June 30, 1995 versus the net loss for the three and six months ended June 30, 1994 is due to the recovery of amounts previously written off as bad debt (See discussion below).

         Total revenues increased for the three and six months ended June 30, 1995 versus the three and six months ended June 30, 1994 due primarily to an increase in other income. The Partnership received $827,250 from AMIT in satisfaction of the $750,000 note receivable that the Partnership had from AMIT. Of the $822,250 received, $77,250 was applied to interest income. In addition, rental income increased due to increased occupancy at the Cloverleaf Forest property. General and administrative expense decreased during the three and six months ended June 30, 1995, as compared to the same period in 1994 as a result of a decrease in legal expenses. These legal expenses in 1994 were incurred as a result of negotiations with AMIT regarding the note receivable. Maintenance expense decreased during the three and six months ended June 30, 1995, as compared to the same period in 1994 due to a decrease in contract yards and grounds expense. For the six months ended June 30, 1995, interest expense increased due to the refinancing of the Partnership's previous mortgage indebtedness in June 1994. This refinancing created additional financing amounting to $950,000. As part of this refinancing, the Partnership was forgiven $6,467 in previously accrued interest. Finally, the Partnership executed an agreement with the tenants of the Cloverleaf Farms investment property whereby certain operating, maintenance and tax expenses will be passed through to the tenants. The total of these reimbursements was $11,599 for the six months ended June 30, 1995.

         As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

         At June 30, 1995, the Partnership had unrestricted cash of $137,089 versus $45,515 at June 30, 1994. Net cash flows from operating activities increased primarily due to a decrease in accounts receivable. The decrease in accounts receivable relates to the collection on a $325,000 receivable that the Partnership has from the tenants of an investment property that the Partnership sold in July 1987. The receivable related to mandatory water and sewer improvements imposed by the State of Florida. The Partnership paid for these improvements and expected to be reimbursed by the tenants. Due to the previous uncertainty of collection of such receivable, the Partnership fully reserved for the receivable at December 31, 1993. At December 31, 1994, the Managing General Partner of the Partnership had reached an agreement as to the settlement amount of this receivable, which amounted to $172,000. As a result, the Partnership received $172,000 as a final settlement of the receivable. Net cash from investing activities increased due to the receipt of $750,000 in proceeds relating to the AMIT investment. These funds were used to pay down the Partnership's second mortgage. Net cash used in financing activities increased as a result of an $800,000 principal paydown on the second mortgage for Cloverleaf Farms.

         The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $5,025,727 consists of a first mortgage of $4,969,430, which is being amortized over 30 years with a balloon payment of $4,692,343 due on July 15, 2001, and a second mortgage of $56,297. As mentioned previously, the Partnership paid down $800,000 on the second mortgage in June 1995. This note will be paid off in November 1995. The Managing General Partner is in negotiations to sell the Partnership's remaining investment properties. The outcome of such negotiations is uncertain at this time. If the properties are not sold, then upon maturity of the first mortgage, the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves. There were no cash distributions in the first six months of 1995.

                             PART II - OTHER INFORMATION

      ITEM 1.  LEGAL PROCEEDINGS

        In July 1993, AMIT, a real estate investment trust, formerly affiliated with Angeles Corporation ("Angeles"), initiated litigation against the Partnership and other partnerships which loaned money to AMIT seeking to avoid repayment of such obligations. The Partnership subsequently filed a counterclaim against AMIT seeking to enforce the obligation, the principal amount of which is $750,000 plus accrued interest from March 1993 ("AMIT Obligation").

         MAE GP Corporation ("MAE GP"), an affiliate of the Managing General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 33% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1% of the vote).  Between the date of acquisition of these shares (November 24,
      1992) and March 31, 1995, MAE GP has declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted and continues to decline to exert any management control over or participate in the management of AMIT. However, MAE GP may choose to vote these shares as it deems appropriate in the future.

         On November 9, 1994, the Partnership executed a definitive Settlement Agreement to settle the dispute with respect to the AMIT Obligation.
      The actual closing of the Settlement occurred April 14, 1995. The Partnership's claim was satisfied by a cash payment to the Partnership totalling $827,250 (the "Settlement Amount") at closing.

         As part of the above described settlement, MAE GP granted to AMIT an option to acquire the Class B Shares owned by it. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships affiliated with MAE GP as of November 9, 1994 which is the date of execution of a definitive Settlement Agreement, have been paid in full, but in no event prior to November 9, 1997. AMIT delivered to MAE GP cash in the sum of $250,000 at closing, which occurred April 14, 1995, as payment for the option. Upon exercise of the option, AMIT would remit to MAE GP an additional $94,000.

         Simultaneously with the execution of the option, MAE GP executed an irrevocable proxy in favor of AMIT the result of which is MAE GP will be able to vote the Class B Shares on all matters except those involving transactions between AMIT and MAE GP affiliated borrowers or the election of any MAE GP affiliate as an officer or trustee of AMIT. On those matters, MAE GP granted to the AMIT trustees in their capacity as trustees of AMIT proxies with regard to the Class B Shares instructing such trustees to vote said Class B Shares in accordance with the vote of the majority of the Class A Shares voting to be determined without consideration of the votes of "Excess Class A Shares" as defined in
      Section 6.13 of the Declaration of Trust of AMIT.

         The Partnership has filed a Proof of Claim in the bankruptcy proceeding of Angeles concerning the Partnership's indebtedness to Angeles Acceptance Pool, L.P. ("AAP"). The Proof of Claim alleges that instead of causing the Partnership to pay AAP on account of such debt, Angeles either itself or through an affiliate, caused the Partnership to make payment to another Angeles affiliate. To the extent that such action results in the Partnership not receiving credit for the payments so made, the Partnership will have been damaged in an amount equal to the misappropriated payments. Subsequent to June 30, 1995, an Angeles affiliate acknowledged constructive receipt of such payment and therefore, the Managing General Partner anticipates resolution in favor of the Partnership.

         Finally, the Managing General Partner of the Partnership has been informed by representatives of Angeles that in connection with certain sales of properties in prior years, the Partnership paid an incentive fee to Angeles Real Estate Corporation ("ARECO"), a wholly owned subsidiary of Angeles. The last incentive fee, which was paid to ARECO without the knowledge of the current management of the Managing General Partner in January 1993, was equal to 4% of the sales price of the properties sold in 1992, or $167,000. The Partnership Agreement requires that the Partnership distribute to the limited partners their original capital contribution, plus a cumulative 6% return. Currently, the limited partners have not received the distribution of their original capital investment nor the 6% cumulative distribution. Accordingly, the Managing General Partner believed that the $167,000 fee was not in accordance with the Partnership Agreement. In addition, the Managing General Partner believed that incentive fees of $840,000 previously paid were not in accordance with the Partnership Agreement. As a result, the Partnership filed a claim against Angeles for the total fees, or $1,007,000. Subsequently, the Managing General Partner had determined that the likelihood of success in pursuit of such a claim will not be sufficient to cover the costs to pursue the claim. Therefore, the Managing General Partner anticipates that this claim will be withdrawn.

         The Registrant is unaware of any other pending or outstanding litigation that is not of a routine nature. The Managing General Partner of the Registrant believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition or operations of the Partnership.


      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  a) Exhibits:

                     Exhibit 27 - Financial Data Schedule, is filed as an exhibit to this report.

                  b) Reports on From 8-K:  None filed during the quarter
                     ended June 30, 1995.

                                     SIGNATURES


            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          ANGELES PARK COMMUNITIES, LTD.

                                          By:   Angeles Realty Corporation
                                                Managing General Partner


                                          By:
                                                Carroll D. Vinson
                                                President


                                          By:
                                                Robert D. Long, Jr.
                                                Controller and Principal
                                                Accounting Officer

                                          Date: August 9, 1995

                                     SIGNATURES


            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          ANGELES PARK COMMUNITIES, LTD.

                                          By:   Angeles Realty Corporation
                                                Managing General Partner


                                          By:   /s/Carroll D. Vinson
                                                Carroll D. Vinson
                                                President, Director


                                          By:   /s/Robert D. Long, Jr.
                                                Robert D. Long, Jr.
                                                Controller and Principal
                                                Accounting Officer


                                          Date: August 9, 1995