Form 10QSB
period 1995-09-30
ANGELES PARK COMMUNITIES LTD
filed 1995-10-30
CIK 317969

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


                For the quarterly period ended September 30, 1995


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

ITEM 1.  FINANCIAL STATEMENTS

a)                       ANGELES PARK COMMUNITIES, LTD.

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                 September 30, 1995

 Assets

      Cash:

      Unrestricted                                                 $   73,431

      Restricted--tenant security deposits                             18,946

   Accounts receivable                                                  5,483

   Escrow for taxes                                                   170,683

   Other assets                                                       344,122

   Investment properties:

      Land                                         $ 1,043,112

      Buildings and related personal property        4,735,594
                                                     5,778,706

      Less accumulated depreciation                 (4,142,213)     1,636,493
                                                                  $ 2,249,158
   Liabilities and Partners' Deficit

   Liabilities

      Accounts payable                                            $    37,595

      Tenant security deposits                                         18,946

      Accrued taxes                                                   124,306

      Other liabilities                                               115,954

      Mortgage notes payable                                        4,979,907


   Partners' Deficit

      General partners'                            $  (162,195)
      Limited partners' (15,093 units issued
         and outstanding)                           (2,865,355)    (3,027,550)
                                                                  $ 2,249,158




[FN]
           See Accompanying Notes to Consolidated Financial Statements

b)                       ANGELES PARK COMMUNITIES, LTD.

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                    Three Months Ended           Nine Months Ended
                                      September 30,                 September 30,

                                     1995        1994            1995          1994

 Revenues:

    Rental income               $  410,845    $ 394,813      $ 1,358,656   $ 1,287,356

    Other income                     3,037        5,179          100,440        15,677

       Total revenues              413,882      399,992        1,459,096     1,303,033

 Expenses:

    Operating                      141,785      144,797          421,363       416,842

    General and administrative      35,300       42,360          118,719       148,894

    Property management fees        20,287       19,787           69,549        66,251

    Maintenance                     62,211       49,129          148,509       151,202

    Depreciation                    80,325       77,628          237,302       232,885

    Interest                       130,890      144,205          437,579       429,155

    Property taxes                  40,089       42,428          122,959       125,513

    Bad debt expense(recovery)       5,756           --         (744,244)           --

    Tenant reimbursements          (13,749)          --          (25,348)           --

       Total expenses              502,894      520,334          786,388     1,570,742

 (Loss) income before
  extraordinary item               (89,012)    (120,342)         672,708      (267,709)

 Extraordinary gain on early
  extinguishment of debt                --           --               --         6,467

       Net (loss) income        $  (89,012)   $(120,342)     $   672,708    $ (261,242)

 Net (loss) income allocated
  to general partners (1%)      $     (890)   $  (1,203)     $     6,727    $   (2,612)

 Net (loss) income allocated
  to limited partners (99%)        (88,122)    (119,139)         665,981      (258,630)

       Net (loss) income        $  (89,012)   $(120,342)     $   672,708    $ (261,242)

 Per limited partnership
    unit:

    (Loss) income before
       extraordinary item      $    (5.84)    $   (7.88)     $     44.13     $  (17.54)

    Extraordinary gain                  --           --               --           .42

       Net (loss) income       $    (5.84)    $   (7.88)     $     44.13     $  (17.12)


[FN]

           See Accompanying Notes to Consolidated Financial Statements

c)                       ANGELES PARK COMMUNITIES, LTD.

                 CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

                               September 30, 1995
                                  (Unaudited)


                                        Limited
                                      Partnership     General    Limited
                                        Units        Partners    Partners       Total


 Original capital contributions          15,112     $   1,000  $15,112,000   $15,113,000

 Partners' deficit at
    December 31, 1994                    15,093     $(168,922) $(3,531,336)  $(3,700,258)

 Net income for the nine months
    ended September 30, 1995                 --         6,727      665,981       672,708

 Partners' deficit at
    September 30, 1995                   15,093     $(162,195) $(2,865,355)  $(3,027,550)


[FN]
           See Accompanying Notes to Consolidated Financial Statements

d)                       ANGELES PARK COMMUNITIES, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                               Nine Months Ended
                                                                  September 30,

                                                              1995            1994
 Cash flows from operating activities:

    Net income (loss)                                       $ 672,708    $  (261,242)

    Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

       Depreciation                                           237,302        232,885

       Amortization of loan costs                              49,939         17,005

       Extraordinary gain on early extinguishment of debt          --         (6,467)

       Bad debt expense                                         5,756             --

    Change in accounts:

       Restricted cash                                        (14,317)       (11,560)

       Accounts receivable                                    172,280          2,529

       Escrows for taxes                                     (159,269)        51,915

       Other assets                                          (749,109)       (23,054)

       Accounts payable                                         5,741         (4,045)

       Tenant security deposit liabilities                     12,695         12,123

       Accrued taxes                                           56,958        (39,580)

       Other liabilities                                     (144,344)      (215,965)

        Net cash provided by (used in) operating
            activities                                        146,340       (245,456)

 Cash flows from investing activities:

    Property improvements and replacements                    (34,914)       (17,410)

    Proceeds from AMIT investment                             750,000             --

        Net cash provided by (used in) investing
            activities                                        715,086        (17,410)

 Cash flows from financing activities:

    Payments on mortgage notes payable                       (937,503)       (30,156)

    Proceeds from refinancing                                      --      5,950,000

    Repayment of loans                                             --     (5,385,185)

    Loan costs                                                     --       (416,156)

        Net cash (used in) provided by financing
            activities                                       (937,503)       118,503

 Net decrease in cash                                         (76,077)      (144,363)

 Cash at beginning of period                                  149,508        210,740

 Cash at end of period                                     $   73,431    $    66,377

 Supplemental disclosure of cash flow information:

    Cash paid for interest                                 $  391,949    $   600,044


[FN]
           See Accompanying Notes to Consolidated Financial Statements

e)                       ANGELES PARK COMMUNITIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1994.

   Certain reclassifications have been made to the 1994 information to conform to the 1995 presentation.

Note B - Transactions with Affiliated Parties

   The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid to the Managing General Partner and affiliates during the nine months ended September 30, 1995 and 1994:

                                                      1995           1994

    Property management fees                        $69,549         $66,251

    Reimbursement for services of affiliates         70,514          65,076

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

   This working capital loan from AAP provided funding for the Partnership's operating deficits in prior years. Total interest expense for this loan was $4,119 for the nine months ended September 30, 1994. During the second quarter of 1994, the principal and accrued interest due on this loan was paid in full as a result of the refinancing of the mortgage indebtedness of the Partnership.

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

   MAE GP Corporation ("MAE GP"), an affiliate of the Managing General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 37% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP had declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted and continues to decline to exert any management control over or participate in the management of AMIT. However, MAE GP may choose to vote these shares as it deems appropriate in the future.

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

Note B - Transactions with Affiliated Parties - (continued)

   Simultaneously with the execution of the option, MAE GP executed an irrevocable proxy in favor of AMIT the result of which is MAE GP will be able to vote the Class B Shares on all matters except those involving transactions between AMIT and MAE GP affiliated borrowers or the election of any MAE GP affiliate as an officer or trustee of AMIT. On those matters, MAE GP granted to the AMIT trustees, in their capacity as trustees of AMIT, proxies with regard to the Class B Shares instructing such trustees to vote said Class B Shares in accordance with the vote of the majority of the Class A Shares voting to be determined without consideration of the votes of "Excess Class A Shares" as defined in Section 6.13 of the Declaration of Trust of AMIT.

   The Partnership filed a Proof of Claim in the bankruptcy proceeding of Angeles concerning the Partnership's indebtedness to AAP. The Proof of Claim alleged that instead of causing the Partnership to pay AAP on account of such debt, Angeles either itself or through an affiliate, caused the Partnership to make payment to another Angeles affiliate. To the extent that such action resulted in the Partnership not receiving credit for the payments so made, the Partnership would have been damaged in an amount equal to the misappropriated payments. On August 9, 1995, AAP acknowledged constructive receipt of such payment and therefore, the Managing General Partner withdrew this claim.

   Finally, the Managing General Partner of the Partnership has been informed by representatives of Angeles that, in connection with certain sales of properties in prior years, the Partnership paid an incentive fee of $840,000 to Angeles Real Estate Corporation ("ARECO"), a wholly owned subsidiary of Angeles. The last incentive fee, which was paid to ARECO without the knowledge of the current management of the Managing General Partner in January 1993, was equal to 4% of the sales price of the properties sold in 1992, or $167,000. The Managing General Partner originally believed that the incentive fees previously paid were not in accordance with the Partnership Agreement. As a result, the Partnership filed a claim against Angeles for the total fees, or $1,007,000. After investigating this matter further, it appears that the incentive fees may have been paid in accordance with the terms of the Partnership Agreement or that the manner in which they were paid may not give rise to a sustainable claim on behalf of the Partnership. However, it is possible that a claim for repayment of some or all of these fees could arise at some point in the future if sufficient distributions are not made to the partners to result in their receiving their original capital investment plus a cumulative return of 6%. In light of all of the facts and circumstances known at this time, the Managing General Partner has determined that the likelihood of success and significant recovery resulting from pursuit of a claim is not sufficient to warrant the costs which the Partnership would incur to pursue the claim. Therefore, the Managing General Partner withdrew this claim on August 9, 1995.


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

   The Partnership's investment properties consist of one mobile home park and one recreational vehicle park. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1995 and 1994:


                                                       Average

                                                      Occupancy

 Property                                         1995         1994

 Cloverleaf Farms
    Brooksville, Florida                           99%         100%

 Cloverleaf Forest (1)
    Brooksville, Florida                           68%          64%


(1) This investment property is a recreational vehicle park and occupancy typically declines during the second and third quarters.

   For the three and nine months ended September 30, 1995, the Partnership generated a net loss and net income of $89,012 and $672,708, respectively, as compared to a net loss for the three and nine months ended September 30, 1994, of $120,342 and $261,242, respectively. The increase in income for the nine months ended September 30, 1995, can primarily be attributed to the recovery of amounts previously written off as bad debt relating to a note receivable from Angeles Mortgage Investment Trust ("AMIT") (See discussion below).

   Total revenue increased for the three and nine months ended September 30, 1995, as compared to the three and nine months ended September 30, 1994, primarily due to an increase in other income. During the second quarter of 1995, the Partnership received $827,250 from AMIT in satisfaction of the $750,000 note receivable that the Partnership had from AMIT, of which $77,250 related to accrued interest on the note. In addition, the increase in rental income for the three and nine months ended September 30, 1995, versus the three and nine months ended September 30, 1994, can be attributed to increased rental rates at Cloverleaf Farms.

   General and administrative expenses decreased for the three and nine months ended September 30, 1995, as compared to the three and nine months ended September 30, 1994, as a result of a decrease in legal expenses. These legal expenses incurred during 1994 resulted from negotiations with AMIT regarding the note receivable. Due to the cash received from the AMIT settlement, bad debt recovery was recognized during 1995 in the amount of $750,000. This balance represents the principal amount on the note receivable from AMIT, which had previously been reserved. The bad debt expense of $5,756 for the third quarter of 1995 can be attributed to several tenants at Cloverleaf Farms suffering from deteriorating financial conditions resulting in delinquency in their payments; therefore, the Partnership reserved a portion of the receivable relating to this property during the three months ended September 30, 1995.



   In addition, the Partnership executed an agreement with the tenants of the Cloverleaf Farms investment property whereby certain operating, maintenance and tax expenses will be passed through to the tenants. The total of these reimbursements was $25,348 for the nine months ended September 30, 1995. In June 1994, Cloverleaf Farms refinanced its previous mortgage indebtedness creating an additional financing amounting to $950,000. As part of this refinancing, the Partnership was forgiven $6,467 in previously accrued interest.


   As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

   At September 30, 1995, the Partnership had unrestricted cash of $73,431 as compared to $66,377 at September 30, 1994. Net cash provided by operating activities increased primarily due to the increased net income and the decrease in accounts receivable relating to a receivable the Partnership had from a previously owned investment property (See discussion below). Net cash provided by investing activities increased due to the receipt of $750,000, the principal amount of the note receivable the Partnership had from AMIT. Net cash used in financing activities increased as a result of an $800,000 principal paydown on the second mortgage for Cloverleaf Farms.

   The Partnership had a $325,000 receivable from the tenants of an investment property that was sold in July 1987. The receivable related to mandatory water and sewer improvements imposed by the State of Florida. The Partnership paid for these improvements and expected to be reimbursed by the tenants. Due to the previous uncertainty of collection of such receivable, the Partnership fully reserved for the receivable at December 31, 1993. At December 31, 1994, the Managing General Partner of the Partnership had reached an agreement as to the settlement amount of this receivable, which amounted to $172,000. As a result, the Partnership received $172,000 as a final settlement of the receivable.

   The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $4,979,907 consists of a first mortgage of $4,960,642, which is being amortized over 30 years with a balloon payment of $4,692,343 due on July 15, 2001, and a second mortgage of $19,265. As mentioned previously, the Partnership paid $800,000 in principal on the second mortgage in June 1995. This note will be paid off in November 1995. The Managing General Partner is in negotiations to sell the Partnership's remaining investment properties. The outcome of such negotiations is uncertain at this time. If the properties are not then sold, upon maturity of the first mortgage, the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves. There were no cash distributions in the first nine months of 1995.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

  In July 1993, Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust, formerly affiliated with Angeles Corporation ("Angeles"), initiated litigation against the Partnership and other partnerships which loaned money to AMIT seeking to avoid repayment of such obligations. The Partnership subsequently filed a counterclaim against AMIT seeking to enforce the obligation, the principal amount of which was $750,000 plus accrued interest from March 1993 ("AMIT Obligation").

   MAE GP Corporation ("MAE GP"), an affiliate of the Managing General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 37% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP has declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted and continues to decline to exert any management control over or participate in the management of AMIT. However, MAE GP may choose to vote these shares as it deems appropriate in the future.

   On November 9, 1994, the Partnership executed a definitive Settlement Agreement to settle the dispute with respect to the AMIT Obligation. The actual closing of the settlement occurred April 14, 1995. The Partnership's claim was satisfied by a cash payment to the Partnership totalling $827,250 (the "Settlement Amount") at closing.

   As part of the above described settlement, MAE GP granted to AMIT an option to acquire the Class B Shares owned by it. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships affiliated with MAE GP as of November 9, 1994, (which is the date of execution of a definitive Settlement Agreement) have been paid in full, but in no event prior to November 9, 1997. AMIT delivered to MAE GP cash in the sum of $250,000 at closing, which occurred April 14, 1995, as payment for the option. Upon exercise of the option, AMIT would remit to MAE GP an additional $94,000.

   Simultaneously with the execution of the option, MAE GP executed an irrevocable proxy in favor of AMIT the result of which is MAE GP will be able to vote the Class B Shares on all matters except those involving transactions between AMIT and MAE GP affiliated borrowers or the election of any MAE GP affiliate as an officer or trustee of AMIT. On those matters, MAE GP granted to the AMIT trustees, in their capacity as trustees of AMIT, proxies with regard to the Class B Shares instructing such trustees to vote said Class B Shares in accordance with the vote of the majority of the Class A Shares voting to be determined without consideration of the votes of "Excess Class A Shares" as defined in Section 6.13 of the Declaration of Trust of AMIT.

   The Partnership filed a Proof of Claim in the bankruptcy proceeding of Angeles concerning the Partnership's indebtedness to Angeles Acceptance Pool, L.P. ("AAP"). The Proof of Claim alleged that, instead of causing the Partnership to pay AAP on account of such debt, Angeles, either itself or through an affiliate, caused the Partnership to make payment to another Angeles affiliate. To the extent that such action resulted in the Partnership not receiving credit for the payments so made, the Partnership would have been damaged in an amount equal to the misappropriated payments. On August 9, 1995, AAP acknowledged constructive receipt of such payment and therefore, the Managing General Partner withdrew this claim.

   Finally, the Managing General Partner of the Partnership has been informed by representatives of Angeles that, in connection with certain sales of properties in prior years, the Partnership paid an incentive fee of $840,000 to Angeles Real Estate Corporation ("ARECO"), a wholly owned subsidiary of Angeles. The last incentive fee, which was paid to ARECO without the knowledge of the current management of the Managing General Partner in January 1993, was equal to 4% of the sales price of the properties sold in 1992, or $167,000. The Managing General Partner originally believed that the incentive fees previously paid were not in accordance with the Partnership Agreement. As a result, the Partnership filed a claim against Angeles for the total fees, or $1,007,000. After investigating this matter further, it appears that the incentive fees may have been paid in accordance with the terms of the Partnership Agreement or that the manner in which they were paid may not give rise to a sustainable claim on behalf of the Partnership. However, it is possible that a claim for repayment of some or all of these fees could arise at some point in the future if sufficient distributions are not made to the partners to result in their receiving their original capital investment plus a cumulative return of 6%. In light of all of the facts and circumstances known at this time, the Managing General Partner has determined that the likelihood of success and significant recovery resulting from pursuit of a claim is not sufficient to warrant the costs which the Partnership would incur to pursue the claim. Therefore, the Managing General Partner withdrew this claim on August 9, 1995.

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

         b) Reports on From 8-K: None filed during the quarter ended September 30, 1995.


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



                                 Date: October 27, 1995