Form 10QSB/A
period 1995-09-30
ANGELES PARK COMMUNITIES LTD
filed 1995-11-03
CIK 317969

FORM 10-QSB/A.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        Quarterly or Transitional Report

                   (As last amended by 34-32231, eff. 6/3/93.)

                     U.S. Securities and Exchange Commission
                             Washington, D.C.  20549


                                  Form 10-QSB/A

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



                                 Date: November 2, 1995