Form 10KSB
period 1995-12-31
ANGELES PARK COMMUNITIES LTD
filed 1996-03-13
CIK 317969

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)
X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1995

   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from         to

                         Commission file number 0-10199

                         ANGELES PARK COMMUNITIES, LTD.

       California                                              95-3558497
(State or other jurisdiction of
incorporation or organization)              (I.R.S. Employer Identification No.)

One Insignia Financial Plaza, P.O. Box 1089
    Greenville, South Carolina                                 29602
(Address of principal executive offices)                     (Zip Code)

                   Issuer's telephone number   (864)  239-1000

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                            Limited Partnership Units

                                (Title of class)

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

   State issuer's revenues for its most recent fiscal year. $1,913,629

   State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. Market value information for Registrant's Partnership Interests is not available. Should a trading market develop for these Interests, it is management's belief that such trading would not exceed $25 million.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None



                                     PART I
Item 1. Description of Business

   Angeles Park Communities, Ltd. (the "Partnership") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to a Certificate and Agreement of Limited Partnership (hereinafter referred to as "the Agreement") dated June 24, 1980, as amended. The Managing General Partner of the Partnership is Angeles Realty Corporation, a California corporation (hereinafter referred to as the "Managing General Partner" or "ARC"). The Elliott Accommodation Trust and the Elliott Family Partnership, Ltd., a California limited partnership, are the Non-Managing General Partners. The Managing General Partner and the Non-Managing General Partners are herein collectively referred to as the "General Partners".

   The Partnership, through its public offering of Limited Partnership Units, sold 15,112 units aggregating $15,112,000. The Managing General Partner contributed capital in the amount of $1,000 for a 1% interest in the Partnership, and has purchased 100 of these Limited Partnership Units for $100,000 cash. The Partnership is engaged in the business of investing in and operating manufactured home and recreational vehicle park communities. The primary objectives for its partners are the generation of cash flow and capital growth through debt reduction and appreciation in property values, with a secondary objective of generating tax advantages for its partners. Funds obtained by the Partnership during the public offering period of its Limited Partnership Units (November 20, 1980 through November 19, 1982), together with long-term borrowings, were used to acquire nine operating manufactured home park communities. Five of these manufactured home parks were sold in 1987 and two in 1992. The Partnership does not intend to sell additional Limited Partnership Units. The term of the Partnership's Agreement extends to December 31, 2035, subject to earlier termination in accordance with the Partnership Agreement.
The Partnership is intended to be self-liquidating and proceeds from the sale or future refinancing of its operating properties will not be reinvested.

   The Partnership has no full time employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. The Non-Managing General Partners and the Limited Partners have no right to participate in the management or conduct of such business and affairs. Insignia Management Group, L.P. provides day-to-day management services to the Partnership's investment properties.


   The business in which the Partnership is engaged is highly competitive, and the Partnership is not a significant factor in its industry. The remaining manufactured mobile home park community and recreational vehicle park, is located in Brooksville, Florida and, accordingly, competes for rentals not only with similar manufactured home communities and recreational vehicle parks, but also with other types of housing and parks throughout the urban area. Such competition is primarily on the basis of location, rents, services and amenities. In addition, the Partnership competes with significant numbers of individuals and organizations (including similar partnerships, real estate investment trusts and financial institutions) with respect to the sale of improved real properties, primarily on the basis of the prices and terms of such transactions.


Item 2. Description of Properties:

        The following table sets forth the Partnership's investments in properties:

                       Date of
 Property             Purchase       Type of Ownership                 Use
 Cloverleaf Farms                                             Mobile Home Park
    Mobile Home Park  11/10/81  Fee ownership, subject to     781 pads
         and                      a first mortgage                     and
 Cloverleaf Forest                                            Recreational Vehicle
    RV Park                                                   Park - 285 pads


Schedule of Properties:

                       Gross
                     Carrying    Accumulated                            Federal
 Property              Value     Depreciation     Rate      Method     Tax Basis
 Cloverleaf Farms
        and
 Cloverleaf Forest  $5,798,225    $4,221,964    5-15 yrs      S/L     $1,685,180


   See "Note A" of the financial statements included in "Item 7." for a descrip-tion of the Partnership's depreciation policy.


Schedule of Mortgages:

                         Principal                                      Principal
                         Balance At                                      Balance
                        December 31,   Interest    Period    Maturity     Due At
 Property                   1995         Rate     Amortized    Date      Maturity
 Cloverleaf Farms and
   Cloverleaf Forest
   1st mortgage          $4,951,653      9.1%     30 years   07/15/01  $4,692,343



Schedule of Rental Rates and Occupancy:


                                           Average Annual           Average
                                            Rental Rates           Occupancy
 Property                                1995          1994     1995       1994
 Cloverleaf Farms Mobile Home Park     $1,936        $1,836     99%        99%
 Cloverleaf Forest RV Park              1,088         1,148     79%(1)     77%(1)

(1) Occupancy typically averages in the 90% range during the winter months. However, due to the seasonality of the business, occupancy drops signifi-cantly during the summer months, causing annual occupancy to level out in the high 70's.

   As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other mobile home park communities and recreational vehicle parks in the area. The Managing General Partner believes that all of the properties are adequately insured.

Real estate taxes and rates in 1995 for each property were:

                                               1995                1995
                                              Billing              Rate

 Cloverleaf Farms Mobile Home Park           $158,282             27.6886
 Cloverleaf Forest RV Park                     47,909             27.6886

Item 3. Legal Proceedings

   In July 1993, Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust, formerly affiliated with Angeles Corporation ("Angeles"), initiated litigation against the Partnership and other partnerships which loaned money to AMIT seeking to avoid repayment of such obligations. The Partnership subsequently filed a counterclaim against AMIT seeking to enforce the obliga-tion, the principal amount of which is $750,000 plus accrued interest from March 1993 ("AMIT Obligation").

   MAE GP Corporation ("MAE GP"), an affiliate of the Managing General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1.2% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 37% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.2% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT.
MAE GP may choose to vote these shares as it deems appropriate in the future.
In addition, Liquidity Assistance, LLC, ("LAC"), an affiliate of the General Partner and an affiliate of Insignia Financial Group, Inc., which provides property management and partnership administration services to the Partnership, owns 63,200 Class A Shares of AMIT. These Class A Shares entitle LAC to vote approximately 1.5% of the total shares.

   On November 9, 1994, the Partnership executed a definitive Settlement Agreement to settle the dispute with respect to the AMIT Obligation. The actual closing of the Settlement occurred April 14, 1995. The Partnership's claim was satisfied by a cash payment to the Partnership by AMIT totalling $827,250 (the "Settlement Amount") plus interest at closing.

   As part of the above described settlement, MAE GP granted to AMIT an option to acquire the Class B shares owned by it. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships affiliated with MAE GP as of November 9, 1994 (which is the date of execution of a definitive Settlement Agreement), have been paid in full, but in no event prior to November 9, 1997. AMIT will deliver to MAE GP cash in the sum of $250,000 at closing, which occurred on April 14, 1995, as payment for the option. Upon exercise of the option, AMIT would remit to MAE GP an additional $94,000.

   Simultaneously with the execution of the option, MAE GP executed an irrevocable proxy in favor of AMIT the result of which is MAE GP will be able to vote the Class B Shares on all matters except those involving transactions between AMIT and MAE GP affiliated borrowers or the election of any MAE GP affiliate as an officer or trustee of AMIT. On these matters, MAE GP granted to the AMIT trustees, in their capacity as trustees of AMIT, proxies with regard to the Class B Shares instructing such trustees to vote said Class B Shares in accordance with the vote of the majority of the Class A Shares voting to be determined without consideration of the votes of "Excess Class A Shares" as defined in Section 6.13 of the Declaration of Trust of AMIT.

   The Partnership filed a Proof of Claim in the bankruptcy proceeding of Angeles concerning the Partnership's indebtedness to Angeles Acceptance Pool, L.P. ("AAP"). Angeles is the 99% limited partner of AAP and Angeles Acceptance Directives, an affiliate of the Managing General Partner was, until April 14, 1995, the 1% general partner of AAP. The Proof of Claim alleged that instead of causing the Partnership to pay AAP on account of such debt, Angeles either itself or through an affiliate, caused the Partnership to make payment to another Angeles affiliate. To the extent that such action resulted in the Partnership not receiving credit for the payments so made, the Partnership will have been damaged in an amount equal to the misappropriated payments. On August 9, 1995, AAP acknowledged constructive receipt of such payment and therefore, the Managing General Partner withdrew this claim.

   Finally, the Managing General Partner of the Partnership has been informed by representatives of Angeles that, in connection with certain sales of properties in prior years, the Partnership paid an incentive fee of $840,000 to Angeles Real Estate Corporation ("ARECO"), a wholly owned subsidiary of Angeles. The last incentive fee, which was paid to ARECO without the knowledge of the current management of the Managing General Partner in January 1993, was equal to 4% of the sales price of the properties sold in 1992, or $167,000. The Managing General Partner originally believed that the incentive fees previously paid were not in accordance with the Partnership Agreement. As a result, the Partnership filed a claim against Angeles for the total fees, or $1,007,000. After investigating this matter further, it appears that the incentive fees may have been paid in accordance with the terms of the Partnership Agreement or that the manner in which they were paid may not give rise to a sustainable claim on behalf of the Partnership. However, it is possible that a claim for repayment of some or all of these fees could arise at some point in the future if sufficient distributions are not made to the partners to result in their receiving their original capital investment plus a cumulative return of 6%. In light of all of the facts and circumstances known, the Managing General Partner determined that the likelihood of success and significant recovery resulting from pursuit of a claim would not be sufficient to warrant the costs which the Partnership would incur to pursue the claim. Therefore, the Managing General Partner withdrew this claim on August 9, 1995.


Item 4. Submission of Matters to a Vote of Security Holders

   The unit holders of the Registrant did not vote on any matter during the fiscal year covered by this report.


                                     PART II


Item 5. Market for the Partnership's Common Equity and Related Security Holder Matters

   The Partnership, a publicly-held limited partnership, sold 15,112 Limited Partnership Units aggregating $15,112,000. The Partnership currently has 15,093 units outstanding and 1,715 Limited Partners of record. There is no intention to sell additional Limited Partnership Units nor is there an established market for these units.

   The Partnership has discontinued making cash distributions from operations until and unless the financial condition and other relevant factors warrant resumption of distributions.

Item 6. Management's Discussion and Analysis or Plan of Operation

   This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.


Results of Operations

   The Partnership's net income for the year ended December 31, 1995, was $580,898 versus a net loss of $166,450 for the year ended December 31, 1994 (See "Note C" of the Financial Statements for a reconciliation of these amounts to the Partnership's federal taxable loss). Overall, the Partnership experienced an increase in revenue and a decrease in expenses in 1995 as compared to 1994.

   The increase in rental income can be attributed to an increase in rental rates at the mobile home park. The increase in other income is due to an additional $77,250 of interest income received as a result of the settlement with AMIT. Administrative expenses decreased in 1995, as compared to 1994, as a result of a decrease in legal expenses. Legal expenses incurred during 1994 resulted from the negotiations with AMIT regarding the collection of the note receivable. Interest expense decreased due to a lower average interest rate and principal balance on the Partnership's first mortgage, mitigated in part, by higher interest expense in 1995 on the Partnership's second mortgage loan which was outstanding from June 1994 to November 1995. Property taxes increased in 1995 due to an increase in assessed values and an increase in the tax rate. Due to the cash received from the AMIT settlement, bad debt recovery was recognized during 1995 in the amount of $750,000. This balance represents the principal amount on the note receivable from AMIT, which had previously been reserved.
The bad debt recovery was partially offset by bad debt expense of $10,000 due to
doubts regarding the collectability of certain tenant reimbursements.   Tenant
reimbursements for 1992, 1993 and 1994 totalling $27,465 were recognized in 1995 upon the conclusion of negotiations with the homeowners association. These reimbursements are for certain expenses that were paid by the Partnership on behalf of the tenants. Also, in November 1995, Cloverleaf Farms completed the pay-off of the $950,000 second mortgage it had acquired in June 1994. The pay-off resulted in a loss of $43,003 due to a certain unamortized loan costs associated with the second mortgage being written-off. The Partnership recognized a gain on refinancing of debt of $6,467 in 1994, in connection with the retirement of debt.

   As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from the burden of increases in expense. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Capital Resources and Liquidity

   The Partnership's primary source of cash is from the operations of its properties and from financing placed on such properties. Cash from these sources is utilized for property operations, capital improvements, and/or repayment of debt.

   The Partnership had unrestricted cash of $180,512 at December 31, 1995, versus $149,508 at December 31, 1994. The increase in cash provided by operating activities is due to the Partnership increasing revenues and decreasing expenses in 1995, compared to 1994. The increase in cash provided by investing activities is due to the collection in 1995 on the $750,000 note receivable that the Partnership held with AMIT (see below for further discussion). The increase in cash used in financing activities is primarily due to the Partnership repaying the second mortgage in 1995 (see below for further discussion). For 1995, the Partnership realized an increase in cash of $31,004 as compared to the decrease in cash of $61,232 in 1994.

   The indebtedness was refinanced in 1994 in the amount of $5,950,000 consisting of two notes. The first mortgage note is in the amount of $5,000,000 with a stated interest rate of 9.1%. The second note of $950,000 was repaid in full in 1995. As of December 31, 1995, the Partnership's mortgage indebtedness was $4,951,653.

   The Partnership had a $325,000 receivable from the tenants of an investment property that was sold in July 1987. The receivable related to mandatory water and sewer improvements imposed by the State of Florida. The Partnership paid for these improvements and expected to be reimbursed by the tenants. Due to the previous uncertainty of the collection of such receivable, the Partnership fully reserved for the receivable at December 31, 1993. At December 31, 1994, the Managing General Partner of the Partnership had reached an agreement as to the settlement amount of this receivable, which amounted to $172,000. As a result, the Partnership received $172,000 as a final settlement of the receivable.

   The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. The mortgage indebtedness of $4,951,653 consists of a first mortgage which is being amortized over 30 years with a balloon payment of $4,692,343 due on July 15, 2001, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves. There were no cash distributions in 1995.



ITEM 7.     FINANCIAL STATEMENTS


ANGELES PARK COMMUNITIES, LTD.

LIST OF FINANCIAL STATEMENTS


   Independent Auditors' Report

   Balance Sheet - December 31, 1995

   Statements of Operations - Years ended December 31, 1995 and 1994

   Statements of Changes in Partners' Deficit - Years ended December 31, 1995 and 1994

   Statements of Cash Flows - Years ended December 31, 1995 and 1994

   Notes to Financial Statements



                Report of Ernst & Young LLP, Independent Auditors



The Partners
Angeles Park Communities, Ltd.


We have audited the accompanying balance sheet of Angeles Park Communities, Ltd. as of December 31, 1995, and the related statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Angeles Park Communities, Ltd. as of December 31, 1995, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



                                             /S/ ERNST & YOUNG LLP



Greenville, South Carolina
February 7, 1996




                         ANGELES PARK COMMUNITIES, LTD.

                                  BALANCE SHEET

                                December 31, 1995


 Assets

    Cash and cash equivalents:
       Unrestricted                                                $   180,512
       Restricted--tenant security deposits                              2,130
    Accounts receivable, less allowance
       of $10,000                                                        8,664
    Escrows for taxes                                                   30,748
    Other assets                                                       286,424
    Investment properties (Note B and E)
       Land                                         $ 1,043,112
       Buildings and related
          personal property                           4,755,113

                                                      5,798,225
       Less accumulated depreciation                 (4,221,964)     1,576,261
                                                                   $ 2,084,739

 Liabilities and Partners' Deficit

 Liabilities
    Accounts payable                                               $    36,279
    Tenant security deposits                                             2,130
    Other liabilities                                                  214,037
    Mortgage note payable (Notes B and E)                            4,951,653

 Partners' Deficit
    General partners                                $  (163,113)
    Limited partners (15,093 units issued
       and outstanding)                              (2,956,247)    (3,119,360)
                                                                   $ 2,084,739
                 See Accompanying Notes to Financial Statements


                         ANGELES PARK COMMUNITIES, LTD.

                            STATEMENTS OF OPERATIONS


                                                         Years Ended December 31,
                                                           1995            1994
 Revenues:
    Rental income                                     $ 1,807,189     $ 1,724,904
    Other income                                          106,440          42,007
                                                        1,913,629       1,766,911
 Expenses:
    Operating                                             602,864         625,753
    Administrative                                        155,907         182,142
    Property management fees paid to
     an affiliate (Note D)                                 91,412          87,297
    Maintenance                                           124,130         144,495
    Depreciation                                          317,053         311,422
    Interest                                              565,872         599,322
    Property taxes                                        199,955         161,397
    Bad debt recovery, net (Notes D and F)               (740,000)       (172,000)
    Tenant reimbursements                                 (27,465)             --
                                                        1,289,728       1,939,828

     Income (loss) before extraordinary item              623,901        (172,917)

 Extraordinary item - gain from
    refinancing (Note B)                                       --           6,467
 Extraordinary item - loss on early
    extinguishment of debt (Note B)                       (43,003)             --

     Net income (loss) (Note C)                       $   580,898     $  (166,450)

 Net income (loss) allocated to
    general partners (1%)                             $     5,809     $    (1,664)
 Net income (loss) allocated to
    limited partners (99%)                                575,089        (164,786)

     Net income (loss)                                $   580,898     $  (166,450)

 Net income (loss) per limited partnership unit:
    Income (loss) before extraordinary item           $     40.92     $    (11.34)
    Extraordinary item                                      (2.82)            .42
     Net income (loss)                                $     38.10     $    (10.92)

                See Accompanying Notes to Financial Statements

                         ANGELES PARK COMMUNITIES, LTD.

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT

                                     Limited
                                   Partnership    General        Limited
                                      Units       Partners      Partners         Total
 Original capital contributions      15,112      $   1,000     $15,112,000    $15,113,000

 Partners' deficit at
    December 31, 1993                15,112      $(167,258)    $(3,366,550)   $(3,533,808)

 Abandonment of partnership
    units (Note F)                      (19)            --              --             --

 Net loss for the year ended
    December 31,1994                     --         (1,664)       (164,786)      (166,450)

 Partners' deficit at
    December 31, 1994                15,093       (168,922)     (3,531,336)    (3,700,258)

 Net income for the year ended
    ended December 31, 1995              --          5,809         575,089        580,898

 Partners' deficit at
    December 31, 1995                15,093      $(163,113)    $(2,956,247)   $(3,119,360)

                 See Accompanying Notes to Financial Statements

                         ANGELES PARK COMMUNITIES, LTD.

                            STATEMENTS OF CASH FLOWS

                                                          Years Ended December 31,
                                                            1995            1994
 Cash flows from operating activities:
   Net income (loss)                                   $   580,898      $ (166,450)
   Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating
         activities
      Depreciation                                         317,053         311,422
      Amortization of discounts and loan costs              65,197          46,830
      Bad debt recovery, net                              (740,000)       (172,000)
      Extraordinary item - gain from refinancing                --          (6,467)
      Extraordinary item - loss on extinguishment
         of debt                                            43,003              --
      Change in accounts:
         Restricted cash                                     2,499            (210)
         Accounts receivable                               164,855           1,430
         Escrows for taxes                                 (19,334)         69,296
         Other assets                                          328         (18,297)
         Accounts payable                                    3,520          (9,120)
         Tenant security deposit liabilities                (4,121)            689
         Accrued taxes                                     (67,348)        (99,516)
         Other liabilities                                 (45,356)       (103,067)

            Net cash provided by (used in)
               operating activities                        301,194        (145,460)

 Cash flows from investing activities:
   Property improvements and replacements                  (54,433)        (39,553)
   Receipt from restricted escrows                              --          25,000
   Collection of AMIT receivable                           750,000              --

            Net cash provided by (used in)
               investing activities                        695,567         (14,553)

 Cash flows from financing activities:
   Payments on mortgage notes payable                     (965,757)        (49,879)
   Repayment of mortgage notes payable                                  (5,385,185)
   Proceeds from long-term borrowings                           --       5,950,000
   Loan costs                                                   --        (416,155)

            Net cash (used in) provided by
               financing activities                       (965,757)         98,781

 Net increase (decrease) in cash and
   cash equivalents                                         31,004         (61,232)

 Cash and cash equivalents at beginning of year            149,508         210,740

 Cash and cash equivalents at end of year              $   180,512     $   149,508

 Supplemental disclosure of cash flow
   Cash paid for interest                              $   504,983     $   740,386

                 See Accompanying Notes to Financial Statements

                         ANGELES PARK COMMUNITIES, LTD.

                          Notes to Financial Statements

                                December 31, 1995


Note A   Organization and Significant Accounting Policies

Organization:

Angeles Park Communities, Ltd. (the "Partnership") is a California limited partnership organized on June 24, 1980, to acquire and operate manufactured home and recreational vehicle park communities. The Partnership's Managing General Partner is Angeles Realty Corporation ("ARC"), an affiliate of Insignia Financial Group, Inc. As of December 31, 1995, the Partnership operates one mobile home park and one recreational vehicle park located in Brooksville, Florida.

Principles of Consolidation:

The financial statements include all the accounts of the Partnership and its majority owned Partnerships. All significant interpartnership balances have been eliminated. Minority interest is immaterial and not shown separately in the financial statements.

Allocations to Partners:

Net income and losses (excluding those arising from the occurrence of sales or dispositions) of the Partnership will be allocated 1% to the General Partners and 99% to the Limited Partners on an annual basis.

In accordance with the Partnership Agreement, any gain from the sale or other disposition of Partnership assets will be allocated first to the Managing General Partner to the extent of the amount of Incentive Distribution to which the Managing General Partner is entitled. Any gain remaining after said allocation will be allocated to the General Partners and Limited Partners in proportion to their interests in the Partnership.

Distributions of available cash, except as discussed below, are allocated among the Limited Partners and General Partners in accordance with the Agreement of Limited Partnership.

Upon the sale or other disposition, or refinancing, of any asset of the Partnership other than in connection with the dissolution of the Partnership, the Distributable Net Proceeds, if any, thereof which the Managing General Partner determines are not required for support of the operations of the Partnership must be distributed: (i) first, to the General Partners and the Limited Partners in proportion to their interests in the Partnership, until all Limited Partners have received distributions equal to their Original Capital Investment applicable to the Disposition plus their 6% Cumulative Distribution;
(ii) second, to the Managing General Partner in an amount equal to 4% of the aggregate sales price of the property; (iii) third, to the General Partners and the Limited Partners in proportion to their interests in the Partnership until all Limited Partners have received their additional 4% cumulative Distribution; and (iv) thereafter the remaining proceeds of the disposition shall be distributed eighty-eight (88%) to the Partners in proportion to their interests in the Partnership, and twelve percent (12%) to the Managing General Partner. Note A - Organization and Significant Accounting Policies (continued)

Depreciation:

Depreciation is calculated by the straight-line method over the estimated lives of the rental properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 18 years for additions after March 15, 1984, and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the alternative depreciation system is used for depreciation of (1) real property additions over 40 years, and (2) personal property additions over 6-20 years.

Cash and Cash Equivalents:

The Partnership considers all highly liquid investments with a maturity, when purchased, of three months or less to be cash equivalents. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Leases:

As of December 31, 1995, the Partnership had 286 lifetime leases at its recreational vehicle park with an average annual rent per lot of $998. Such leases, which are much less than the park's average annual rental per lot of $2,490 in 1995, can only be increased upon move-out or death of the lessor. The other leases are generally for twelve month terms.

Tenant Security Deposits:

The Partnership requires security deposits for the recreational vehicle pads in order to hold the pads until the tenant arrives. Deposits are applied to the rent when the tenant departs if there has been no damage to the pad.

Loan Costs:

Loan costs of $416,155 are included in "Other assets" in the accompanying balance sheet and are being amortized on a straight-line basis over the life of the loan. At December 31, 1995, accumulated amortization is $141,493. Amortization of loan costs is included in interest expense.

Investment Properties:

Prior to the fourth quarter of 1995, investment properties were carried at the lower of cost or estimated fair value, which was determined using the higher of the property's non-recourse debt amount, when applicable, or the net operating income of the investment property capitalized at a rate deemed reasonable for the type of property. During the fourth quarter of 1995 the Partnership adopted FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The effect of adoption was not material.

Note A - Organization and Significant Accounting Policies (continued)

Fair Value: In 1995, the Partnership implemented Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The carrying amount of the Partnership's cash and cash equivalents approximates fair value due to short-term maturities. The Partnership estimates the fair value of its fixed rate mortgage by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership (Note B).

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications:

Certain reclassifications have been made to the 1994 balances to conform to the 1995 presentation.

Note B - Mortgage Note Payable

The principle terms of mortgage note payable are as follows:


                         Monthly                           Principal    Principal
                         Payment      Stated                Balance     Balance At
                        Including    Interest  Maturity     Due At     December 31,
    Property             Interest      Rate      Date     Maturity        1995
 Cloverleaf Farms &
  Cloverleaf Forest
  1st mortgage             $40,592     9.1%    07/15/01  $4,692,343     $4,951,653


On June 30, 1994, the Partnership obtained new financing secured by the Cloverleaf Farms and Cloverleaf Forest investment properties. The new mortgage indebtedness totalled $5,950,000, consisting of a first mortgage note of $5,000,000 and a second mortgage note of $950,000, which was paid in full in 1995. In connection with the retirement of the previous indebtedness, the Partnership realized a gain on the early extinguishment of debt of $6,467 in 1994. In 1995 the Partnership recognized a loss on early extinguishment of debt of $43,003 on the write-off of unamortized loan costs associated with the payoff of the new second mortgage note.

The estimated fair value of the Partnership's debt is $5,204,000. This estimate is not necessarily indicative of the amounts the Partnership may pay in actual market transactions.

Note B - Mortgage Note Payable (continued)

Scheduled principal payments on the mortgage note payable subsequent to December 31, 1995 are as follows:


                  1996                     $   38,065
                  1997                         41,677
                  1998                         45,632
                  1999                         49,962
                  2000                         54,704
               Thereafter                   4,721,613
                                           $4,951,653

Note C - Income Taxes

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

Differences between the net income (loss) as reported and Federal taxable loss result primarily from (1) depreciation over different methods and lives and on differing cost bases, (2) change in rental income received in advance, and (3) bad debt allowances. The following is a reconciliation of reported net loss and Federal taxable loss:

                                        1995           1994

 Net income (loss) as reported       $ 580,898     $ (166,450)
 Add (deduct):
   Depreciation differences               (132)        (2,320)
   Unearned income                      10,759          6,918
   Bad debt                         (1,021,911)      (325,000)
   Miscellaneous                        (2,475)         1,256

 Federal taxable loss              $  (432,861)    $ (485,596)

 Federal taxable loss
   per limited partnership unit    $    (28.39)    $   (31.85)

Note C - Income Taxes (continued)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities:

        Net liabilities as reported              $(3,119,360)
        Land and buildings                           229,176
        Accumulated depreciation                    (120,257)
        Syndication and distribution costs         1,724,108
        Bad debt                                      10,000
        Prepaid rent                                 154,088
        Other                                         31,120

        Net liabilities - Federal tax basis      $(1,091,125)


Note D   Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Managing General Partner and affiliates in 1995 and 1994:

                                        1995           1994

 Property management fees             $ 91,412       $ 87,297

 Reimbursement for services of
   affiliates                         $ 95,703       $ 87,150


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


Note D   Transactions with Affiliated Parties (continued)

In November 1992, Angeles Acceptance Pool, L.P. ("AAP"), a Delaware limited partnership was organized to acquire and hold the obligations evidencing the working capital loan previously provided to the Partnership by Angeles Capital Investments, Inc. ("ACII"). Angeles Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc. ("AAD"), an affiliate of the Managing General Partner, was, until April 14, 1995, the 1% general partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the Managing General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a 1/2% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP. During the second quarter of 1994, the principal and accrued interest due on this loan was paid in full as a result of the refinancing of the mortgage indebtedness of the Partnership. Total interest expense for this loan was $4,119 for 1994.

In July 1993, Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust, formerly affiliated with Angeles, initiated litigation against the Partnership and other partnerships which loaned money to AMIT seeking to avoid repayment of such obligations. The Partnership subsequently filed a counterclaim against AMIT seeking to enforce the obligation, the principal amount of which was $750,000 plus accrued interest from March 1993 ("AMIT Obligation"). This amount was fully reserved in 1993.

MAE GP Corporation ("MAE GP"), an affiliate of the Managing General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1.2% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 37% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.2% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP had declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted and continues to decline to exert any management control over or participate in the management of AMIT. However, MAE GP may choose to vote these shares as it deems appropriate in the future. In addition, Liquidity Assistance, LLC, ("LAC"), an affiliate of the Managing General Partner and an affiliate of Insignia Financial Group, Inc., which provides property management and partnership administration services to the Partnership, owns 63,200 Class A Shares of AMIT. These Class A Shares entitle LAC to vote approximately 1.5% of the total shares.

On November 9, 1994, the Partnership executed a definitive Settlement Agreement to settle the dispute with respect to the AMIT Obligation. The actual closing of the Settlement occurred April 14, 1995. The Partnership's claim was satisfied by a cash payment to the Partnership totalling $827,250 (the "Settlement Amount") at closing, of which $750,000 was payment of the obligation mentioned above and $77,250 was previously unrecognized interest income.


Note D   Transactions with Affiliated Parties (continued)

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

Finally, the Managing General Partner of the Partnership has been informed by representatives of Angeles that, in connection with certain sales of properties in prior years, the Partnership paid an incentive fee of $840,000 to Angeles Real Estate Corporation ("ARECO"), a wholly owned subsidiary of Angeles. The last incentive fee, which was paid to ARECO without the knowledge of the current management of the Managing General Partner in January 1993, was equal to 4% of the sales price of the properties sold in 1992, or $167,000. The Managing General Partner originally believed that the incentive fees previously paid were not in accordance with the Partnership Agreement. As a result, the Partnership filed a claim against Angeles for the total fees, or $1,007,000. After investigating this matter further, it appears that the incentive fees may have been paid in accordance with the terms of the Partnership Agreement or that the manner in which they were paid may not give rise to a sustainable claim on behalf of the Partnership. However, it is possible that a claim for repayment of some or all of these fees could arise at some point in the future if sufficient distributions are not made to the partners to result in their receiving their original capital investment plus a cumulative return of 6%. In light of all of the facts and circumstances known, the Managing General Partner determined that the likelihood of success and significant recovery resulting from pursuit of a claim would not be sufficient to warrant the costs which the Partnership would incur to pursue the claim. Therefore, the Managing General Partner withdrew this claim on August 9, 1995.



Note E - Investment Properties and Accumulated Depreciation


                                 Initial Cost
                                To Partnership
                                                                    Cost
                                                   Buildings    Capitalized
                                                  and Related    (Removed)
                                                   Personal    Subsequent to
 Description          Encumbrances       Land      Property     Acquisition

 Cloverleaf Farms &
  Cloverleaf Forest     $4,951,653   $1,043,112   $3,843,888      $  911,225


                             Gross Amount at Which Carried
                                  At December 31, 1995

                                            Buildings
                                           And Related
                                            Personal                   Accumulated      Date       Depreciable
    Description               Land          Property       Total      Depreciation     Acquired      Life-Years
 Cloverleaf Farms &
   Cloverleaf  Forest     $ 1,043,112       $4,755,113   $5,798,225     $4,221,964    11/10/81         5-15


The depreciable lives included above are for the buildings and components. The depreciable lives for related personal property are for 5 to 7 years.

Reconciliation of Investment Properties and Accumulated Depreciation:

                                       Years Ended December 31,
                                         1995            1994

 Balance at beginning of year        $5,743,792      $5,704,239
   Property Improvements                 54,433          39,553

 Balance at end of year              $5,798,225      $5,743,792


Note E - Investment Properties and Accumulated Depreciation (continued)

                                        Years Ended December 31,
                                         1995            1994

 Accumulated Depreciation

 Balance at beginning of year        $3,904,911      $3,593,489
   Additions charged to expense         317,053         311,422

 Balance at end of year              $4,221,964      $3,904,911

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1995 and 1994 is $6,027,401 and $5,970,374. The accumulated depreciation taken for Federal income tax purposes at December 31, 1995 and 1994 is $4,342,221 and $4,025,036.


Note F - Other Item

In 1993, the Partnership provided an allowance of $325,000 for receivables from tenants of an investment property that the Partnership sold in July 1987. The receivables related to mandatory water and sewer improvements imposed by the state of Florida. The Partnership paid for these improvements and expected to be reimbursed by the tenants. In January 1995, the Partnership received $172,000 as full and final settlement of this receivable. During 1994, the allowance was adjusted by this amount and the balance of the receivable was written off.

In 1994, the number of Limited Partnership Units decreased by 19 units due to limited partners abandoning their units. In abandoning his or her Limited Partnership Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. However, during the year of abandonment, the Limited Partner will still be allocated his or her share of the income or loss for that entire year.

Item 8. Changes in and Disagreements with Accountant on Accounting and Financial Disclosures

  There were no disagreements with Ernst & Young, LLP regarding the 1995 or 1994 audits of the Partnership's financial statements.



                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

  The names of the directors and executive officers of Angeles Realty Corporation ("ARC"), the Partnership's Managing General Partner as of December 31, 1995, their age and the nature of all positions with ARC II presently held by them are as follows:

Name                                        Age          Position

Carroll D. Vinson                           55           President

Robert D. Long, Jr.                         28           Controller and
                                                         Principal Accounting
                                                         Officer

William H. Jarrard, Jr.                     49           Vice President

John K. Lines, Esq.                         36           Vice President and
                                                         Secretary

Kelley M. Buechler                          38           Assistant Secretary

Carroll D. Vinson has been President of Metropolitan Asset Enhancement, L.P., and subsidiaries since August of 1994. Prior to that, during 1993 to August 1994, Mr. Vinson was affiliated with Crisp, Hughes & Co. (regional CPA firm) and engaged in various other investment and consulting activities. Briefly, in early 1993, Mr. Vinson served as President and Chief Executive Officer of Angeles Corporation, a real estate investment firm. From 1991 to 1993, Mr. Vinson was employed by Insignia in various capacities including Managing Director-President during 1991. From 1986 to 1990, Mr. Vinson was President and a Director of U.S. Shelter Corporation, a real estate services company, which sold substantially all of its assets to Insignia in December 1990.

Robert D. Long, Jr. is Controller and Principal Accounting Officer. Prior to joining Metropolitan Asset Enhancement, L.P., and subsidiaries, he was an auditor for the State of Tennessee and was associated with the accounting firm of Harshman Lewis and Associates. He is a graduate of The University of Memphis.

William H. Jarrard, Jr. has been Managing Director - Partnership Administration of Insignia Financial Group, Inc. ("Insignia") since January 1991. Mr. Jarrard was employed by U.S. Shelter in a similar capacity for the three years prior to his joining Insignia.

John K. Lines, Esq. has been Insignia's General Counsel and Secretary since June 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation, West Palm Beach, Florida. From October 1991 until May 1993, Mr. Lines was a Senior Attorney with BANC ONE CORPORATION, Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was an attorney with Squire Sanders & Dempsey, Columbus, Ohio.

Kelley M. Buechler is Assistant Secretary of Insignia. Ms. Buechler is a graduate of the University of North Carolina.

Item 10.  Executive Compensation

      No direct form of compensation or remuneration was paid by the Partnership to any officer or director of ARC. The Partnership has no plan, nor does the Partnership presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment. However, fees and other payments have been made to the Partnership's Managing General Partner and its affiliates, as described in Note D of the Financial Statements included under "Item 7", which is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

      As of December 31, 1995, no person owned of record more than 5% of Limited Partnership Units of the Partnership nor was any person known by the Partnership to own of record and beneficially, or beneficially only, more than 5% of such securities.

      The Partnership knows of no contractual arrangements, the operation of the terms of which may at a subsequent date result in a change in control of the Partnership, except as follows: Article 12.1 of the Agreement, which provides that upon a vote of the Limited Partners holding more than 50% of the then outstanding Limited Partnership Units the General Partners may be expelled from the Partnership upon 90 days written notice. In the event that successor general partners have been elected by Limited Partners holding more than 50% of the then outstanding Limited Partnership Units and if said Limited Partners elect to continue the business of the Partnership, the Partnership is required to pay in cash to the expelled General Partners an amount equal to the accrued and unpaid management fee described in Article 10 of the Agreement and to purchase the General Partners' interest in the Partnership on the effective date of the expulsion, which shall be an amount equal to the difference between i) the balance of the General Partners' capital account and ii) the fair market value of the share of Distributable Net Proceeds to which the Managing General Partner would be entitled. Determination of the fair market value of the share of Distributable Net Proceeds is defined in Article 12.2 (b) of the Agreement.

Item 12.  Certain Relationships and Related Transactions

      No transactions have occurred between the Partnership and any officer or director of ARC.

      During the years ended December 31, 1995, and December 31, 1994, the transactions that occurred between the Partnership and affiliates of ARC pursuant to the terms of the Agreement are disclosed under Note D of the Partnership's Financial Statements included under "Item 7", which is hereby incorporated by reference.

Item 13.  Exhibits and Reports on Form 8-K


(a)   See Exhibit Index contained herein.




                                   SIGNATURES


   In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ANGELES PARK COMMUNITIES, LTD.
                              (A California Limited Partnership)
                              (Registrant)


                              By:      Angeles Realty Corporation



                              By:      /s/Carroll D. Vinson
                                       Carroll D. Vinson
                                       President

                              Date:    March 13, 1996



   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.


/s/Carroll D. Vinson              President and Director   March 13, 1996
Carroll D. Vinson






/s/Robert D. Long, Jr.            Controller               March 13, 1996
Robert D. Long, Jr.               (Principal Accounting
                                  Officer)










                         ANGELES PARK COMMUNITIES, LTD.
                                  Exhibit Index



    Exhibit Number                        Description of Exhibit

           3.1 Amended Certificate and Agreement of the Limited Partnership dated June 24, 1980, filed in form 10K dated October 31, 1982, incorporated herein by reference.

          10.1 Purchase and Sale Agreement with Exhibits - Cloverleaf Farms, filed in Form 8K dated November 13, 1981, incorporated herein by reference.

          10.2 Promissary Note - Cloverleaf, filed in Form 10Q dated April 30, 1987, incorporated herein by reference.

          10.3 Purchase and Sale Agreement with Exhibits - The Hills, filed in Form 8K dated December 24, 1992, incorporated herein by reference.

          10.4 Stock Purchase Agreement dated November 24, 1992 showing the purchase of 100% of the outstanding stock of Angeles Realty Corporation II by IAP GP Corporation, a subsidiary of MAE GP Corporation, filed in form 8K dated December 31, 1992, which is incorporated herein by reference.

          16.1 Change in independent auditors, filed in Form 8K dated January 15, 1991, incorporated herein by reference.

          16.2 Change in independent auditors, filed in Form 8K dated October 11, 1993, incorporated herein by reference.

          99.1 Agreement of Limited Partnership for Angeles Park Communities GP Limited Partnership and Angeles Park Communities, Ltd. entered into on September 15, 1993.

          99.2 Agreement of Limited Partnership for Cloverleaf Farms Limited Partnership between Angeles Park Communities GP Limited Partnership and Angeles Park Communities, Ltd. entered into on September 15, 1993.

          99.3 Agreement in principle between the Registrant and Angeles Mortgage Investment Trust, filed in Form 8K dated September 6, 1994, incorporated herein by reference.