Form 10QSB
period 1996-03-31
ANGELES PARK COMMUNITIES LTD
filed 1996-05-08
CIK 317969

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


                  For the quarterly period ended March 31, 1996


[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act

               For the transition period from.........to.........

                         Commission file number 0-10199


                         ANGELES PARK COMMUNITIES, LTD.
        (Exact name of small business issuer as specified in its charter)


       California                                             95-3558497
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

One Insignia Financial Plaza, P.O. Box 1089
   Greenville, South Carolina                                   29602
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


ITEM 1.  FINANCIAL STATEMENTS

a)                       ANGELES PARK COMMUNITIES, LTD.

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                        (in thousands, except unit data)

                                 March 31, 1996


 Assets
    Cash and cash equivalents:
      Unrestricted                                                     $    198
      Restricted--tenant security deposits                                   12
    Accounts receivable, less allowance of $10                                8
    Escrow for taxes                                                         75
    Other assets                                                            274
    Investment properties:
        Land                                            $  1,043
        Buildings and related personal property            4,808
                                                           5,851
        Less accumulated depreciation                     (4,303)         1,548
                                                                       $  2,115

    Liabilities and Partners' Deficit

    Liabilities
        Accounts payable                                               $     36
        Tenant security deposits                                             12
        Other liabilities                                                   224
        Mortgage note payable                                             4,942

    Partners' Deficit
        General partners                                $   (163)
        Limited partners (15,093 units issued and
           outstanding)                                   (2,936)        (3,099)
                                                                       $  2,115

           See Accompanying Notes to Consolidated Financial Statements

b)                       ANGELES PARK COMMUNITIES, LTD.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)


                                                Three Months Ended
                                                     March 31,
                                                 1996           1995
 Revenues:
    Rental income                             $    504        $   515
    Other income                                    17              6
     Total revenues                                521            521

 Expenses:
    Operating                                      177            156
    General and administrative                      41             42
    Maintenance                                     23             22
    Depreciation                                    81             78
    Interest                                       125            157
    Property taxes                                  54             41
     Total expenses                                501            496

     Net income                                $    20        $    25

 Net income allocated to
    general partners (1%)                      $    --        $    --
 Net income allocated to
    limited partners (99%)                          20             25

                                               $    20        $    25

 Net income per limited
    partnership unit                           $  1.33        $  1.66

           See Accompanying Notes to Consolidated Financial Statements

c)                       ANGELES PARK COMMUNITIES, LTD.

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                 March 31, 1996
                                   (Unaudited)
                        (in thousands, except unit data)


                                       Limited
                                     Partnership     General      Limited
                                       Units         Partner      Partners       Total
 Original capital contributions         15,112      $     1      $ 15,112      $ 15,113

 Partners' deficit at
     December 31, 1995                  15,093      $  (163)     $ (2,956)     $ (3,119)

 Net income for the three months
     ended March 31, 1996                   --           --            20            20

 Partners' deficit at
    March 31, 1996                      15,093      $  (163)     $ (2,936)     $ (3,099)

           See Accompanying Notes to Consolidated Financial Statements

d)                       ANGELES PARK COMMUNITIES, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)



                                                                 Three Months Ended
                                                                     March 31,
                                                                  1996          1995
Cash flows from operating activities:
   Net income                                                   $     20      $     25
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation                                                    81            78
      Amortization of loan costs and discounts                        12            17
   Change in accounts:
      Restricted cash                                                 (9)          (12)
      Accounts receivable                                              1           174
      Escrows for taxes                                              (44)          (65)
      Other assets                                                    --             2
      Accounts payable                                                --           (20)
      Tenant security deposit liabilities                              9            12
      Other liabilities                                                9          (160)

       Net cash provided by operating activities                      79            51

Cash flows used in investing activities:
   Property improvements and replacements                            (53)           --

Cash flows used in financing activities:
   Payments on mortgage notes payable                                 (9)          (53)

Net increase (decrease) in cash                                       17            (2)

Cash and cash equivalents at beginning of period                     181           150

Cash and cash equivalents at end of period                      $    198      $    148

Supplemental disclosure of cash flow information:
   Cash paid for interest                                       $    113      $    140

           See Accompanying Notes to Consolidated Financial Statements


e)                       ANGELES PARK COMMUNITIES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in Angeles Park Communities, Ltd.'s (the "Partnership") annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The partnership agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid to the Managing General Partner and affiliates during the three months ended March 31, 1996 and 1995:

                                                         1996           1995
                                                           (in thousands)

 Property management fees                                $25            $26

 Reimbursement for service of affiliates                  29             22


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

Note B - Transactions with Affiliated Parties - (continued)

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

On November 9, 1994, the Partnership executed a definitive Settlement Agreement to settle the dispute with respect to the AMIT Obligation. The actual closing of the Settlement occurred April 14, 1995. The Partnership's claim was satisfied by a cash payment to the Partnership by AMIT totalling $827,250 (the "Settlement Amount") at closing, of which $750,000 was payment of the obligation mentioned above and $77,250 was previously unrecognized interest income.

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


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of one mobile home park and one recreational vehicle park. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1996 and 1995:


                                               Average Occupancy
 Property                                     1996          1995

 Cloverleaf Farms, Mobile Home Park            99%          99%
    Brooksville, Florida

 Cloverleaf Forest, Recreational               84%          82%
    Vehicle Park
    Brooksville, Florida


For the three months ended March 31, 1996, the Partnership generated net income of $20,000 versus net income of $25,000 for the three months ended March 31, 1995. The Partnership did not experience significant changes in total revenues or total expenses during the three months ended March 31, 1996, as compared to the three months ended March 31, 1995.

The Partnership experienced an increase in rental income at the mobile home park which was offset by a decrease in rental income at the recreational vehicle park. The increase in rental income at the mobile home park is attributable to an increase in rental rates. Rental income at the recreational vehicle park decreased due to the severe winter experienced in the northern United States. Due to the severe weather conditions, many vacationers did not make the trip south this winter. The increase in other income is due primarily to increases in deposit forfeitures and sales commissions. The increase in deposit forfeitures, which primarily occurred at the recreational vehicle park, was due to vacationers not making the trip south due to the harsh winter. The increase in sales commissions was due to the Partnership receiving sales commissions on several lots that were sold at the mobile home park.

Increases in operating and property tax expense were substantially offset by a decrease in interest expense. The increase in operating expense was due primarily to increases in water, sewer and utility charges. Additionally, legal fees increased related to efforts to collect certain tenant reimbursements related to past years. Interest expense decreased due to the Partnership paying off the second mortgage debt in late 1995. Also contributing to this decrease was a decrease in loan cost amortization related to the pay off of the second mortgage. Property taxes increased due to an increase in the assessed value of the properties.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the Managing General Partner attempts to protect the Partnership from inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

At March 31, 1996, the Partnership had unrestricted cash of $198,000 versus $148,000 at March 31, 1995. The increase in cash provided by operating activities was primarily due to a smaller increase in the escrow for taxes in the three months ended March 31, 1996, as compared to the increase in the three months ended March 31, 1995. The increase in cash used in investing activities is attributable to increased spending on capital improvement projects. Cash used in financing activities decreased due to lower mortgage principal payments due to the pay off of the second mortgage debt in late 1995.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. The mortgage indebtedness of $4,942,000 is being amortized over 30 years with a balloon payment of $4,692,000 due in July 2001 at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves. There were no cash distributions during the three months ended March 31, 1996 or the three months ended March 31, 1995.



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

On November 9, 1994, the Partnership executed a definitive Settlement Agreement to settle the dispute with respect to the AMIT Obligation. The actual closing of the Settlement occurred April 14, 1995. The Partnership's claim was satisfied by a cash payment to the Partnership by AMIT totalling $827,250 (the "Settlement Amount") at closing, of which $750,000 was payment of the obligation mentioned above and $77,250 was previously unrecognized interest income.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a) Exhibits:  None.

         b) Reports on From 8-K: None filed during the quarter ended March 31, 1996.


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



                                 ANGELES PARK COMMUNITIES, LTD.

                                 By:   Angeles Realty Corporation
                                       Managing General Partner


                                 By:   /s/Carroll D. Vinson
                                       Carroll D. Vinson
                                       President


                                 By:   /s/Robert D. Long, Jr.
                                       Robert D. Long, Jr.
                                       Vice President/CAO



                                 Date: May 8, 1996