Form 10QSB
period 1996-06-30
ANGELES PARK COMMUNITIES LTD
filed 1996-08-02
CIK 317969

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


                  For the quarterly period ended June 30, 1996


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

                                  June 30, 1996

 Assets
   Cash and cash equivalents:
      Unrestricted                                                    $   238
      Restricted--tenant security deposits                                 14
   Accounts receivable, less allowance of $5                               10
   Escrow for taxes                                                       120
   Other assets                                                           261
   Investment properties:
      Land                                             $ 1,043
      Buildings and related personal property            4,808
                                                         5,851
      Less accumulated depreciation                     (4,383)         1,468
                                                                      $ 2,111

   Liabilities and Partners' Deficit

   Liabilities
      Accounts payable                                                $    53
      Tenant security deposits                                             14
      Other liabilities                                                   266
      Mortgage note payable                                             4,933

   Partners' Deficit
      General partners'                                $  (163)
      Limited partners' (15,093 units issued
         and outstanding)                               (2,992)        (3,155)

                                                                      $ 2,111
           See Accompanying Notes to Consolidated Financial Statements

b)                       ANGELES PARK COMMUNITIES, LTD.

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)


                                       Three Months Ended          Six Months Ended
                                            June 30,                   June 30,
                                       1996         1995          1996          1995
 Revenues:
    Rental income                    $   474      $   444       $   978      $   959
    Other income                           5           91            22           97
      Total revenues                     479          535         1,000        1,056

 Expenses:
     Operating                           190          195           367          351
     General and administrative           49           41            90           83
     Maintenance                          43           41            66           63
     Depreciation                         80           79           161          157
     Interest                            125          150           250          307
     Property taxes                       53           42           107           83
     Bad debt recovery                    (5)        (750)           (5)        (750)
      Total expenses                     535         (202)        1,036          294

      Net (loss) income              $   (56)     $   737       $   (36)     $   762

 Net (loss) income allocated
     to general partners (1%)        $    (1)     $     7       $    --      $     8
 Net (loss) income allocated
     to limited partners (99%)           (55)         730           (36)         754

      Net (loss) income              $   (56)     $   737       $   (36)     $   762

      Net (loss) income per
         limited partnership unit    $ (3.64)     $ 48.37       $ (2.39)     $ 49.96

           See Accompanying Notes to Consolidated Financial Statements

c)                       ANGELES PARK COMMUNITIES, LTD.

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)

                                    Limited
                                  Partnership     General       Limited
                                     Units       Partners      Partners        Total
 Original capital contributions      15,112      $     1       $15,112        $15,113

 Partners' deficit at
    December 31, 1995                15,093      $  (163)      $(2,956)       $(3,119)

 Net loss for the six
    months ended June 30, 1996           --           --           (36)           (36)

 Partners' deficit at
    June 30, 1996                    15,093      $  (163)      $(2,992)       $(3,155)

           See Accompanying Notes to Consolidated Financial Statements

d)                       ANGELES PARK COMMUNITIES, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                         Six Months Ended
                                                             June 30,
                                                        1996         1995
 Cash flows from operating activities:
    Net (loss) income                                  $  (36)      $  762
    Adjustments to reconcile net (loss) income to
       net cash provided by operating activities:
       Depreciation                                       161          157
       Amortization of loan costs                          25           33
       Bad debt recovery, net                              (5)        (750)
    Change in accounts:
       Restricted cash                                    (12)         (13)
       Accounts receivable                                  3          171
       Escrows for taxes                                  (89)         (94)
       Other assets                                        --            2
       Accounts payable                                    17            9
       Tenant security deposit liabilities                 12           12
       Other liabilities                                   53         (143)

            Net cash provided by
                operating activities                      129          146

 Cash flows from investing activities:
    Property improvements and replacements                (53)         (16)
    Proceeds from AMIT investment                          --          750

        Net cash (used in) provided by
            investing activities                          (53)         734

 Cash flows used in financing activities:
    Payments on mortgage notes payable                    (19)        (892)

 Net increase (decrease) in cash                           57          (12)

 Cash and cash equivalents at beginning of period         181          149

 Cash and cash equivalents at end of period            $  238       $  137

 Supplemental disclosure of cash flow information:
    Cash paid for interest                             $  225       $  278

           See Accompanying Notes to Consolidated Financial Statements

e)                       ANGELES PARK COMMUNITIES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in Angeles Park Communities, Ltd.'s (the "Partnership") annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.


Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid to the Managing General Partner and affiliates during the six months ended June 30, 1996 and 1995:


                                                    1996        1995
                                                     (in thousands)

    Property management fees                        $50          $49
    Reimbursement for services of affiliates         60           50


The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

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

On November 9, 1994, the Partnership executed a definitive Settlement Agreement to settle the dispute with respect to the AMIT Obligation. The actual closing of the Settlement occurred April 14, 1995. The Partnership's claim was satisfied by a cash payment to the Partnership by AMIT totalling $827,000 (the "Settlement Amount") at closing, of which $750,000 was payment of the obligation mentioned above and $77,000 was previously unrecognized interest income.

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



ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of one mobile home park and one recreational vehicle park. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1996 and 1995:


                                               Average Occupancy
 Property                                     1996          1995

 Cloverleaf Farms, Mobile Home Park            99%          99%
    Brooksville, Florida

 Cloverleaf Forest, Recreational               74%          70%
    Vehicle Park
    Brooksville, Florida (1)

(1) This is a normal average occupancy for this property for this time of the year due to many tenants returning to their summer homes which are located in cooler climates. Occupancy should increase again in the fall and winter months.

For the three and six months ended June 30, 1996, the Partnership generated a net loss of $56,000 and $36,000 versus net income of $737,000 and $762,000 for the three and six months ended June 30, 1995. The Partnership did not experience significant changes in total revenues or total expenses, exclusive of the recovery, in 1995, of an amount previously written off as bad debt, during the three and six months ended June 30, 1996, as compared to the three and six months ended June 30, 1995.

The Partnership experienced an increase in rental income primarily due to an increase in rental rates at the mobile home park. In April 1995, the Partnership received $827,000 from AMIT in satisfaction of a $750,000 note receivable that the Partnership had from AMIT. Of the $827,000 received, $77,000 was interest, resulting in increased other income in 1995 as compared to 1996 (see "Note B" for further discussion).

Increases in operating and property tax expense were substantially offset by a decrease in interest expense. The increase in operating expense was due primarily to a substantial increase in insurance premiums which is typical of the insurance rate increases occurring in the Florida market. Additionally, legal fees increased related to efforts to collect certain tenant reimbursements related to prior years. Property taxes increased due to an increase in the assessed value of the properties. Interest expense decreased due to the Partnership paying off the second mortgage debt in late 1995. Also contributing to this decrease was a decrease in loan cost amortization related to the pay off of the second mortgage.

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

At June 30, 1996, the Partnership had unrestricted cash of $238,000 versus $137,000 at June 30, 1995. The decrease in cash provided by operating activities results from reduced cash generated from operations, a settlement of a receivable from the tenants of an investment property that the Partnership sold in 1987 which the Partnership received in early 1995 and which did not recur in 1996, offset, in part, by an increase in other liabilities during the six months ended June 30, 1996. The increase in cash used in investing activities is attributable to an increase in spending on paving projects and the proceeds received in 1995 on the AMIT investment which did not recur in 1996. Cash used in financing activities decreased due to lower mortgage principal payments attributable to the pay off of the second mortgage debt in late 1995.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. The mortgage indebtedness of $4,933,000 is being amortized over 30 years with a balloon payment of $4,692,000 due in July 2001, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves. There were no cash distributions during the six months ended June 30, 1996, or the six months ended June 30, 1995.



                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In July 1993, AMIT, a real estate investment trust, formerly affiliated with Angeles, initiated litigation against the Partnership and other partnerships which loaned money to AMIT seeking to avoid repayment of such obligations. The Partnership subsequently filed a counterclaim against AMIT seeking to enforce the obligation, the principal amount of which was $750,000 plus accrued interest from March 1993 ("AMIT Obligation"). This amount was fully reserved in 1993.

On November 9, 1994, the Partnership executed a definitive Settlement Agreement to settle the dispute with respect to the AMIT Obligation. The actual closing of the Settlement occurred April 14, 1995. The Partnership's claim was satisfied by a cash payment to the Partnership by AMIT totalling $827,000 (the "Settlement Amount") at closing, of which $750,000 was payment of the obligation mentioned above and $77,000 was previously unrecognized interest income.

MAE GP, an affiliate of the Managing General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1.2% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 37% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.2% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT. MAE GP may choose to vote these shares as it deems appropriate in the future. In addition, Liquidity Assistance, LLC, ("LAC"), an affiliate of the Managing General Partner and an affiliate of Insignia Financial Group, Inc., which provides property management and partnership administration services to the Partnership, owns 63,200 Class A Shares of AMIT. These Class A Shares entitle LAC to vote approximately 1.5% of the total shares.

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

Finally, the Managing General Partner of the Partnership has been informed by representatives of Angeles that, in connection with certain sales of properties in prior years, the Partnership paid an incentive fee of $840,000 to ARECO, a wholly owned subsidiary of Angeles. The last incentive fee, which was paid to ARECO without the knowledge of the current management of the Managing General Partner in January 1993, was equal to 4% of the sales price of the properties sold in 1992, or $167,000. The Managing General Partner originally believed that the incentive fees previously paid were not in accordance with the partnership agreement. As a result, the Partnership filed a claim against Angeles for the total fees, or $1,007,000. After investigating this matter further, it appears that the incentive fees may have been paid in accordance with the terms of the partnership agreement or that the manner in which they were paid may not give rise to a sustainable claim on behalf of the Partnership. However, it is possible that a claim for repayment of some or all of these fees could arise at some point in the future if sufficient distributions are not made to the partners to result in their receiving their original capital investment plus a cumulative return of 6%. In light of all of the facts and circumstances known, the Managing General Partner determined that the likelihood of success and significant recovery resulting from pursuit of a claim would not be sufficient to warrant the costs which the Partnership would incur to pursue the claim. Therefore, the Managing General Partner withdrew this claim on August 9, 1995.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)   Exhibits:  Exhibit 27. Financial Data Schedule

            b) Reports on From 8-K: None filed during the quarter ended June 30, 1996.




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



                                    ANGELES PARK COMMUNITIES, LTD.

                                    By:   Angeles Realty Corporation
                                          Managing General Partner


                                    By:   /s/Carroll D. Vinson
                                          Carroll D. Vinson
                                          President, Director


                                    By:   /s/Robert D. Long, Jr.
                                          Robert D. Long, Jr.
                                          Vice President/CAO


                                    Date: August 2, 1996