Form 10QSB
period 1996-09-30
ANGELES PARK COMMUNITIES LTD
filed 1996-11-08
CIK 317969

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


              For the quarterly period ended September 30, 1996


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

                              September 30, 1996



Assets
  Cash and cash equivalents:
     Unrestricted                                                  $      209
     Restricted--tenant security deposits                                  14
  Accounts receivable, less allowance of $1                                 8
  Escrow for taxes                                                        165
  Other assets                                                            249
  Investment properties:
     Land                                           $  1,043
     Buildings and related personal property           4,829
                                                       5,872
     Less accumulated depreciation                    (4,465)           1,407
                                                                   $    2,052

  Liabilities and Partners' Deficit

  Liabilities
     Accounts payable                                              $       24
     Tenant security deposits                                              14
     Other liabilities                                                    285
     Mortgage note payable                                              4,923

  Partners' Deficit
     General partners'                              $   (164)
     Limited partners' (15,093 units issued
       and outstanding)                               (3,030)          (3,194)

                                                                   $    2,052

         See Accompanying Notes to Consolidated Financial Statements


b)                         ANGELES PARK COMMUNITIES, LTD.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)
                          (in thousands, except unit data)

                                         Three Months Ended       Nine Months Ended
                                            September 30,           September 30,
                                         1996         1995         1996         1995
Revenues:
 Rental income                        $   474      $   400      $ 1,452      $ 1,359
 Other income                              10           29           32          126
   Total revenues                         484          429        1,484        1,485

Expenses:
 Operating                                164          177          531          528
 General and administrative                49           36          139          119
 Maintenance                               57           48          123          111
 Depreciation                              82           80          243          237
 Interest                                 124          131          374          438
 Property taxes                            51           40          158          123
 Bad debt (recovery) expense, net          (4)           6           (9)        (744)
   Total expenses                         523          518        1,559          812

   Net (loss) income                  $   (39)     $   (89)     $   (75)     $   673

Net (loss) income allocated
 to general partners (1%)             $    (1)     $    (1)     $    (1)     $     7
Net (loss) income allocated
 to limited partners (99%)                (38)         (88)         (74)         666

   Net (loss) income                  $   (39)     $   (89)     $   (75)     $   673

   Net (loss) income per
     limited partnership unit         $ (2.52)     $ (5.83)     $ (4.91)     $ 44.13

            See Accompanying Notes to Consolidated Financial Statements

c)                          ANGELES PARK COMMUNITIES, LTD.

                CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                     (Unaudited)
                           (in thousands, except unit data)

                                    Limited
                                  Partnership   General      Limited
                                     Units      Partners     Partners       Total
Original capital contributions      15,112       $     1     $15,112       $15,113

Partners' deficit at
  December 31, 1995                 15,093       $  (163)     $(2,956)     $(3,119)

Net loss for the nine months
  ended September 30, 1996              --            (1)         (74)         (75)

Partners' deficit at
  September 30, 1996                15,093       $  (164)     $(3,030)     $(3,194)

            See Accompanying Notes to Consolidated Financial Statements

d)                      ANGELES PARK COMMUNITIES, LTD.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                (in thousands)

                                                        Nine Months Ended
                                                           September 30,
                                                        1996         1995
Cash flows from operating activities:
  Net (loss) income                                    $  (75)      $  673
  Adjustments to reconcile net (loss) income to
    net cash provided by operating activities:
    Depreciation                                          243          237
    Amortization of loan costs                             37           50
    Bad debt (recovery) expense                            (9)           6
  Change in accounts:
    Restricted cash                                       (12)         (14)
    Accounts receivable                                     9          172
    Escrows for taxes                                    (134)        (159)
    Other assets                                           --         (749)
    Accounts payable                                      (12)           6
    Tenant security deposit liabilities                    12           12
    Other liabilities                                      71          (87)

         Net cash provided by
            operating activities                          130          147

Cash flows from investing activities:
  Property improvements and replacements                  (74)         (35)
  Proceeds from AMIT investment                            --          750

      Net cash (used in) provided by
         investing activities                             (74)         715

Cash flows used in financing activities:
  Payments on mortgage notes payable                      (28)        (938)

Net increase (decrease) in cash                            28          (76)

Cash and cash equivalents at beginning of period          181          149

Cash and cash equivalents at end of period             $  209       $   73

Supplemental disclosure of cash flow information:
  Cash paid for interest                               $  337       $  392

         See Accompanying Notes to Consolidated Financial Statements


e)                           ANGELES PARK COMMUNITIES, LTD.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)


NOTE A - BASIS OF PRESENTATION

  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in Angeles Park Communities, Ltd.'s (the "Partnership") annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

  Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.


NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

  The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid to the Managing General Partner and affiliates during the nine month periods ended September 30, 1996 and 1995:

                                                    1996        1995

  Property management fees (included in
      operating expenses)                        $74,000       $70,000
  Reimbursement for services of affiliates
     (included in general and administrative
        expenses)                                 98,000        71,000


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

  On November 9, 1994, the Partnership executed a definitive Settlement Agreement to settle the dispute with respect to the AMIT Obligation. The actual closing of the Settlement occurred April 14, 1995. The Partnership's claim was satisfied by a cash payment to the Partnership by AMIT totaling $827,000 (the "Settlement Amount") at closing, of which $750,000 was payment of the obligation mentioned above and $77,000 was previously unrecognized interest income.

   MAE GP Corporation ("MAE GP"), an affiliate of the Managing General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1.2% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 37% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.2% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT.
MAE GP may choose to vote these shares as it deems appropriate in the future.
In addition, Liquidity Assistance, LLC, ("LAC"), an affiliate of the Managing General Partner and an affiliate of Insignia Financial Group, Inc., which provides property management and partnership administration services to the Partnership, currently owns 87,700 Class A Shares of AMIT. These Class A Shares entitle LAC to vote approximately 2% of the total shares. The number of Class A Shares of AMIT owned by LAC increased from 63,200 shares on September 30, 1996, to 87,700 shares as of October 22, 1996. The voting percentage also increased from 1.5% to 2% over the same time period.

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

   The Partnership filed a Proof of Claim in the bankruptcy proceeding of Angeles concerning the Partnership's indebtedness to Angeles Acceptance Pool, L.P. ("AAP"). Angeles is the 99% limited partner of AAP and Angeles Acceptance Directives, an affiliate of the Managing General Partner was, until April 14, 1995, the 1% general partner of AAP. The Proof of Claim alleged that, instead of causing the Partnership to pay AAP on account of such debt, Angeles, either itself or through an affiliate, caused the Partnership to make payment to another Angeles affiliate. To the extent that such action resulted in the Partnership not receiving credit for the payments so made, the Partnership would have been damaged in an amount equal to the misappropriated payments. On August 9, 1995, AAP acknowledged constructive receipt of such payment and, therefore, the Managing General Partner withdrew this claim.

   Finally, the Managing General Partner of the Partnership has been informed by representatives of Angeles that, in connection with certain sales of properties in prior years, the Partnership paid an incentive fee of $840,000 to Angeles Real Estate Corporation ("ARECO"), a wholly owned subsidiary of Angeles. The last incentive fee, which was paid to ARECO without the knowledge of the current management of the Managing General Partner in January 1993, was equal to 4% of the sales price of the properties sold in 1992, or $167,000. The Managing General Partner originally believed that the incentive fees previously paid were not in accordance with the Partnership Agreement. As a result, the Partnership filed a claim against Angeles for the total fees, or $1,007,000. After investigating this matter further, it appears that the incentive fees may have been paid in accordance with the terms of the Partnership Agreement or that the matter in which they were paid may not give rise to a sustainable claim on behalf of the Partnership. However, it is possible that a claim for repayment of some or all of these fees could arise at some point in the future if sufficient distributions are not made to the partners to result in their receiving their original capital investment plus a cumulative return of 6%. In light of all of the facts and circumstances known, the Managing General Partner determined that the likelihood of success and significant recovery resulting from pursuit of a claim would not be sufficient to warrant the costs which the Partnership would incur to pursue the claim. Therefore, the Managing General Partner withdrew this claim on August 9, 1995.


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

   The Partnership's investment properties consist of one mobile home park and one recreational vehicle park. The following table sets forth the average occupancy of the properties for each of the nine month periods ended September 30, 1996 and 1995:

                                               Average Occupancy
Property                                       1996         1995

Cloverleaf Farms, Mobile Home Park              99%          99%
  Brooksville, Florida

Cloverleaf Forest, Recreational                 73%          68%
  Vehicle Park
  Brooksville, Florida (1)

(1) This is a normal average occupancy for this property for this time of the year due to many tenants returning to their summer homes which are located in cooler climates. Occupancy should increase again in the fall and winter months.

   For the three and nine months ended September 30, 1996, the Partnership generated a net loss of $39,000 and $75,000 versus net loss and income of $89,000 and $673,000 for the three and nine months ended September 30, 1995. The Partnership did not experience significant changes in total revenues or total expenses, exclusive of the recovery, in 1995, of an amount previously written off as bad debt, during the three and nine months ended September 30, 1996, as compared to the three and nine months ended September 30, 1995.

   The Partnership experienced an increase in rental income primarily due to an increase in rental rates at the mobile home park. In April 1995, the Partnership received $827,000 from AMIT in satisfaction of a $750,000 note receivable that the Partnership had from AMIT. Of the $827,000 received, $77,000 was interest, resulting in increased other income in 1995 as compared to 1996 (see Part I, Item 1, "Note B-Transactions with Affiliated Parties" for further discussion).

   The increases in general and administrative, maintenance, and property tax expense were substantially offset by a decrease in interest expense. The increase in general and administrative expense was due primarily to an increase in reimbursements for expenses incurred by affiliates on behalf of the Partnership (see Part I, Item 1, "Note B-Transactions with Affiliated Parties). Additionally, maintenance expense increased due to parking lot repairs made to the Cloverleaf Forest property during 1996. Property taxes increased due to an increase in the assessed value of the properties. Interest expense decreased due to the Partnership paying off the second mortgage debt in late 1995. Also contributing to this decrease was a decrease in loan cost amortization related to the pay off of the second mortgage debt.

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

   On September 30, 1996, the Partnership had unrestricted cash of $209,000 versus $73,000 at September 30, 1995. The decrease in cash provided by operating activities results from reduced cash generated from operations, a settlement of a receivable in early 1995 from the tenants of an investment property that the Partnership sold in 1987 which did not recur in 1996, offset, in part, by an increase in other liabilities during the nine months ended September 30, 1996. The increase in cash used in investing activities is attributable to an increase in spending on paving projects and the proceeds received in 1995 on the AMIT investment which did not recur in 1996. Cash used in financing activities decreased due to lower mortgage principal payments attributable to the pay off of the second mortgage debt in late 1995.

   The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. The mortgage indebtedness of $4,923,000 is being amortized over 30 years with a balloon payment of $4,692,000 due in July 2001, at which time the properties will either be refinanced or sold. Subsequent to September 30, 1996, the Partnership has received a purchase offer from the tenants of Cloverleaf Farms, Mobile Home Park. The Managing General Partner is currently evaluating the purchase offer and expects to extend a counteroffer or reject the original offer during the fourth quarter of 1996. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves. There were no cash distributions during the nine months ended September 30, 1996 and 1995.

                          PART II - OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

          a) Exhibits:  Exhibit 27, Financial Data Schedule.

          b) Reports on Form 8-K: None filed during the quarter ended September 30, 1996.


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


                              Date: November 8, 1998