Form 10KSB
period 1996-12-31
ANGELES PARK COMMUNITIES LTD
filed 1997-03-28
CIK 317969

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(D)

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                                 FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT
    OF 1934 [NO FEE REQUIRED]

                 For the fiscal year ended December 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [NO FEE REQUIRED]

             For the transition period from _________to_________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

  State issuer's revenues for its most recent fiscal year. $2,003,000

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

The Partnership is involved in only one industry segment, as described above. The Partnership does not engage in any foreign operations or derive revenues from foreign sources.

There have been, and it is possible there may be other Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the property owned by the Partnership.

The Partnership monitors its property for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases, environmental testing has been performed which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

The Partnership has no full time employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. The Non-Managing General Partners and the Limited Partners have no right to participate in the management or conduct of such business and affairs. Insignia Residential Group, L.P. provides day-to-day management services to the Partnership's investment properties.

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



SCHEDULE OF PROPERTIES:
(Dollar amounts in thousands)

                       Gross
                     Carrying     Accumulated                        Federal
Property               Value     Depreciation     Rate     Method   Tax Basis

Cloverleaf Farms
        and
Cloverleaf Forest   $   5,872     $   4,546     5-15 yrs    S/L     $   1,482


  See "Note A" of "Item 7, Financial Statement" for a description of the Partnership's depreciation policy.

SCHEDULE OF MORTGAGES:
(Dollar amounts in thousands)

                         Principal                                      Principal
                        Balance At                                       Balance
                       December 31,   Interest     Period    Maturity    Due At
       Property            1996         Rate     Amortized     Date     Maturity
Cloverleaf Farms and
Cloverleaf Forest
1st mortgage              $4,914        9.1%      30 years   07/15/01   $  4,692


SCHEDULE OF RENTAL RATES AND OCCUPANCY:

                                           Average Annual                 Average
                                            Rental Rates                 Occupancy
Property                                 1996            1995        1996       1995
Cloverleaf Farms Mobile Home Park    $2,065/unit     $1,936/unit       99%        99%
Cloverleaf Forest RV Park             1,355/unit      1,088/unit      74%(1)     79%(1)

(1) Occupancy typically averages in the 90% range during the winter months. However, due to the seasonality of the business, occupancy drops significantly during the summer months, causing annual occupancy to level out in the 70's.

As noted under "Item 1, Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other mobile home park communities and recreational vehicle parks in the area. The Managing General Partner believes that all of the properties are adequately insured.

Real estate taxes (in thousands) and rates in 1996 for each property were:

                                            1996                1996
                                           Taxes                Rate
Cloverleaf Farms Mobile Home Park           $159               2.76%
Cloverleaf Forest RV Park                     48               2.75%


ITEM 3. LEGAL PROCEEDINGS

The Partnership is unaware of any pending or outstanding litigation that is not routine in nature. The Managing General Partner of the Partnership believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The unit holders of the Registrant did not vote on any matter during the fiscal year covered by this report.

                                      PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

The Partnership, a publicly-held limited partnership, sold 15,112 Limited Partnership Units aggregating $15,112,000. The Partnership currently has 15,044 units outstanding and 1,708 Limited Partners of record. There is no intention to sell additional Limited Partnership Units nor is there an established market for these units.

The Partnership has discontinued making cash distributions from operations until and unless the financial condition and other relevant factors warrant resumption of distributions.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.


Results of Operations

The Partnership's net loss for the year ended December 31, 1996, was approximately $79,000 versus net income of approximately $581,000 for the year ended December 31, 1995. Overall, the Partnership experienced an increase in revenue and an increase in expenses in 1996 as compared to 1995, exclusive of the recovery, in 1995, of an amount previously written off as bad debt.

The increase in rental income can be attributed to an increase in rental rates at the mobile home park. The decrease in other income is primarily due to $77,000 of interest income received in 1995 as a result of the settlement with AMIT (see "Note D" in "Item 7, Financial Statements" for further discussion). In addition, tenant reimbursements for 1992, 1993 and 1994 totaling $27,000 were recognized in 1995 upon the conclusion of negotiations with the homeowners association. These reimbursements are for certain expenses that were paid by the Partnership on behalf of the tenants. Administrative expenses increased in 1996, as compared to 1995, as a result of an increase in property management reimbursements (see "Note D" in "Item 7, Financial Statements" for further discussion). Maintenance expense increased due to parking lot repairs made to the Cloverleaf Forest property during 1996. Interest expense decreased due to the repayment in November 1995 of the Partnership's second mortgage loan (see below). Due to the cash received from the AMIT settlement, bad debt recovery was recognized during 1995 in the amount of $750,000. This balance represents the principal amount on the note receivable from AMIT, which had previously been reserved. The bad debt recovery was partially offset by bad debt expense of $10,000 due to doubts regarding the collectability of certain tenant reimbursements.

In November 1995, Cloverleaf Farms completed the pay-off of the $950,000 second mortgage it had acquired in June 1994. The pay-off resulted in a loss of $43,000 due to unamortized loan costs associated with the second mortgage being written-off.

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

The Partnership had unrestricted cash of $347,000 at December 31, 1996, versus $180,000 at December 31, 1995. The decrease in cash provided by operating activities results from reduced cash generated from operations, a settlement of a receivable in early 1995 from the tenants of an investment property that the Partnership sold in 1987, as well as an increase in other liabilities. The decrease in cash provided by investing activities is due to the collection in 1995 on the $750,000 note receivable that the Partnership held with AMIT (see below for further discussion) and increased spending on paving projects. The decrease in cash used in financing activities is primarily due to the Partnership repaying the second mortgage in 1995 (see below for further discussion).

The Partnership's indebtedness was refinanced in 1994 in the amount of $5,950,000 consisting of two notes. The first mortgage note is in the amount of $5,000,000 with a stated interest rate of 9.1%. The second note of $950,000 was repaid in full in 1995. As of December 31, 1996, the Partnership's mortgage indebtedness was $4,914,000.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. The mortgage indebtedness of $4,914,000 consists of a first mortgage which is being amortized over 30 years with a balloon payment of $4,692,000 due on July 15, 2001, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves. There were no cash distributions in 1996 or 1995.

ITEM 7.  FINANCIAL STATEMENTS


ANGELES PARK COMMUNITIES, LTD.

LIST OF FINANCIAL STATEMENTS


  Independent Auditors' Report

  Consolidated Balance Sheet - December 31, 1996

  Consolidated Statements of Operations - Years ended December 31, 1996 and
       1995

  Consolidated Statement of Changes in Partners' Deficit - Years ended December
       31, 1996 and 1995

  Consolidated Statements of Cash Flows - Years ended December 31, 1996 and
       1995

  Notes to Consolidated Financial Statements
              Report of Ernst & Young LLP, Independent Auditors



The Partners
Angeles Park Communities, Ltd.


We have audited the accompanying consolidated balance sheet of Angeles Park Communities, Ltd. as of December 31, 1996, and the related consolidated statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Park Communities, Ltd. as of December 31, 1996, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                       /s/ Ernst & Young LLP

Greenville, South Carolina
February 14, 1997
                        ANGELES PARK COMMUNITIES, LTD.

                          CONSOLIDATED BALANCE SHEET

                              December 31, 1996
                       (in thousands, except unit data)


Assets
 Cash and cash equivalents:
  Unrestricted                                                    $    347
  Restricted--tenant security deposits                                   3
 Accounts receivable                                                    24
 Escrows for taxes                                                      18
 Other assets                                                          235
 Investment properties
  Land                                               $  1,043
  Buildings and related personal property               4,829
                                                        5,872
  Less accumulated depreciation                        (4,546)       1,326
                                                                  $  1,953

Liabilities and Partners' Deficit

Liabilities
 Accounts payable                                                 $     53
 Tenant security deposits                                                3
 Other liabilities                                                     181
 Mortgage note payable                                               4,914

Partners' Deficit
 General partners'                                   $   (164)
 Limited partners' (15,044 units issued
  and outstanding)                                     (3,034)      (3,198)
                                                                  $  1,953

         See Accompanying Notes to Consolidated Financial Statements


                           ANGELES PARK COMMUNITIES, LTD.

                       CONSOLIDATED STATEMENTS OF OPERATIONS

                         (in thousands, except unit data)

                                                      Years Ended December 31,
                                                         1996            1995
Revenues:
 Rental income                                        $  1,967       $   1,834
 Other income                                               26             107
 Bad debt recovery, net                                     10             740
                                                         2,003           2,681

Expenses:
 Operating                                                 713             694
 Administrative                                            181             156
 Maintenance                                               155             124
 Depreciation                                              324             317
 Interest                                                  499             566
 Property taxes                                            210             200

                                                         2,082           2,057

(Loss) income before extraordinary item                    (79)            624

Extraordinary item - loss on early
 extinguishment of debt                                     --             (43)

   Net (loss) income                                  $    (79)      $     581

Net (loss) income allocated to
 general partners (1%)                                $     (1)      $       6
Net (loss) income allocated to
 limited partners (99%)                                    (78)            575

   Net (loss) income                                  $    (79)      $     581

Net (loss) income per limited partnership unit:
  (Loss) income before extraordinary item             $  (5.18)      $   40.92
  Extraordinary item                                        --           (2.82)

 Net (loss) income                                    $  (5.18)      $   38.10

            See Accompanying Notes to Consolidated Financial Statements


                              ANGELES PARK COMMUNITIES, LTD.

                  CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

                             (in thousands, except unit data)

                                    Limited
                                  Partnership    General        Limited
                                      Units      Partners      Partners         Total
Original capital contributions      15,112     $       1     $    15,112   $    15,113

Partners' deficit at
 December 31, 1994                  15,093     $    (169)    $    (3,531)  $    (3,700)

Net income for the year ended
 ended December 31, 1995                --             6             575           581

Partners' deficit at
 December 31, 1995                  15,093          (163)         (2,956)       (3,119)

Net loss for the year ended
 December 31, 1996                      --            (1)            (78)          (79)

Abandonment of partnership
 units                                 (49)           --              --            --

Partners' deficit at
 December 31, 1996                  15,044     $    (164)    $    (3,034)   $   (3,198)

               See Accompanying Notes to Consolidated Financial Statements

                              ANGELES PARK COMMUNITIES, LTD.

                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      (in thousands)

                                                         Years Ended December 31,
                                                          1996            1995
Cash flows from operating activities:
 Net (loss) income                                     $     (79)        $   581
 Adjustments to reconcile net  (loss) income to
  net cash provided by operating
    activities
  Depreciation                                               324             317
  Amortization of loan costs                                  50              65
  Bad debt recovery, net                                     (10)           (740)
  Extraordinary loss on extinguishment
  of debt                                                     --              43
 Change in accounts:
  Restricted cash                                             (1)              2
  Accounts receivable                                         (5)            165
  Escrows for taxes                                           13             (19)
  Other assets                                                 2              --
  Accounts payable                                            17               4
  Tenant security deposit liabilities                          1              (4)
  Other liabilities                                          (33)           (113)

     Net cash provided by
         operating activities                                279             301

Cash flows from investing activities:
  Property improvements and replacements                     (74)            (54)
  Collection of AMIT receivable                               --             750

     Net cash (used in) provided by
         investing activities                                (74)            696

Cash flows from financing activities:
  Payments on mortgage notes payable                         (38)           (966)

     Net cash used in financing activities                   (38)           (966)

Net increase in cash and cash equivalents                    167              31

Unrestricted cash and cash equivalents at
    beginning of year                                        180             149

Unrestricted cash and cash equivalents at
   end of year                                         $     347         $   180

Supplemental disclosure of cash flow
   Cash paid for interest                              $     449         $   505

          See Accompanying Notes to Consolidated Financial Statements

                         ANGELES PARK COMMUNITIES, LTD.

                   Notes to Consolidated Financial Statements

                               December 31, 1996


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization:

Angeles Park Communities, Ltd. (the "Partnership") is a California limited partnership organized on June 24, 1980, to acquire and operate manufactured home and recreational vehicle park communities. The Partnership's Managing General Partner is Angeles Realty Corporation ("ARC"), an affiliate of Insignia Financial Group, Inc., ("Insignia"). As of December 31, 1996, the Partnership operates one mobile home park and one recreational vehicle park located in Brooksville, Florida.

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

Cash and Cash Equivalents:

Unrestricted Cash: The Partnership considers all highly liquid investments with a maturity, when purchased, of three months or less to be cash equivalents. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Restricted Cash - Tenant Security Deposits: The Partnership requires security deposits for the recreational vehicle pads in order to hold the pads until the tenant arrives and considers the deposits to be restricted cash. Deposits are applied to the rent when the tenant departs if there has been no damage to the pad.

Leases:

As of December 31, 1996, the Partnership had 255 lifetime leases at its mobile home park with an average annual rent per lot of $1,000. Such leases, which are much less than the park's average annual rental per lot of $2,065 in 1996, can only be increased upon move-out or death of the lessor. The other leases are generally for twelve month terms.

Loan Costs:

Loan costs of $350,000 are included in "Other assets" in the accompanying balance sheet and are being amortized on a straight-line basis over the life of the loan. At December 31, 1996, accumulated amortization is $125,000. Amortization of loan costs is included in interest expense.

Investment Properties:

During the fourth quarter of 1995 the Partnership adopted "FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The effect of adoption was not material.

Fair Value:

In 1995, the Partnership implemented "Statement of Financial Accounting Standards No. 107, Disclosure about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The carrying amount of the Partnership's cash and cash equivalents approximates fair value due to short-term maturities. The Partnership estimates the fair value of its fixed rate mortgage by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership ("Note B").

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications:

Certain reclassifications have been made to the 1995 balances to conform to the 1996 presentation.

NOTE B - MORTGAGE NOTE PAYABLE

The principle terms of the mortgage note payable are as follows (Dollar amounts in thousands):


                     Monthly                      Principal    Principal
                     Payment    Stated             Balance     Balance At
                    Including  Interest Maturity    Due At    December 31,
     Property       Interest     Rate     Date     Maturity       1996

Cloverleaf Farms &
 Cloverleaf Forest
 1st mortgage              $41   9.1%   07/15/01    $4,692      $4,914



In 1995 the Partnership recognized a loss on early extinguishment of debt of approximately $43,000 on the write-off of unamortized loan costs associated with the payoff of the second mortgage note.

The estimated fair value of the Partnership's debt is approximately $5,235,000. This estimate is not necessarily indicative of the amounts the Partnership may pay in actual market transactions.

Scheduled principal payments on the mortgage note payable subsequent to December 31, 1996, are as follows (Dollar amounts in thousands):


                 1997                     $   42
                 1998                         46
                 1999                         50
                 2000                         55
                 2001                      4,721
                                          $4,914

NOTE C - INCOME TAXES

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

Differences between the net (loss) income as reported and Federal taxable loss result primarily from (1) depreciation over different methods and lives and on differing cost bases, (2) change in rental income received in advance, and (3) bad debt allowances. The following is a reconciliation of reported net (loss) income and Federal taxable loss (in thousands):


                                      1996           1995

Net (loss) income as reported    $       (79)   $       581
Add (deduct):
 Depreciation differences                 47             --
 Unearned income                           3             11
 Bad debt                                (10)        (1,022)
 Miscellaneous                            (5)            (3)

Federal taxable loss             $       (44)   $      (433)

Federal taxable loss
 per limited partnership unit    $     (2.90)   $    (28.39)


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of partners' deficit (in thousands):


       Partners' deficit as reported           $    (3,198)
        Land and buildings                             229
        Accumulated depreciation                       (73)
        Syndication and distribution costs           1,724
        Prepaid rent                                   157
        Other                                           25

       Partners' deficit - Federal tax basis   $    (1,136)


NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Managing General Partner and affiliates in 1996 and 1995 (Dollar amounts in thousands):


                                      1996           1995

Property management fees              $  99          $ 91

Reimbursement for services of
 affiliates                           $ 133          $ 96


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

MAE GP Corporation ("MAE GP"), an affiliate of the Managing General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 39% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.3% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP had declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. MAE GP has not exerted and continues to decline to exert any management control over or participate in the management of AMIT. However, MAE GP may choose to vote these shares as it deems appropriate in the future. In addition, Liquidity Assistance, LLC, ("LAC"), an affiliate of the Managing General Partner and an affiliate of Insignia Financial Group, Inc., ("Insignia") which provides property management and partnership administration services to the Partnership, owns 126,500 Class A Shares of AMIT at December 31, 1996. As of February 1, 1997, the number of shares owned by LAC decreased to 96,800. These Class A Shares entitle LAC to vote approximately 2.2% of the total shares. In addition, Insignia has engaged and continues to engage in discussions with AMIT regarding various potential business combinations with affiliates of Insignia.

On November 9, 1994, the Partnership executed a definitive Settlement Agreement to settle the dispute with respect to the AMIT Obligation. The actual closing of the Settlement occurred April 14, 1995. The Partnership's claim was satisfied by a cash payment to the Partnership totaling $827,000 (the "Settlement Amount") at closing, of which $750,000 was payment of the obligation mentioned above and $77,000 was previously unrecognized interest income.

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


NOTE E - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION
(Dollar amounts in thousands)


                           Initial Cost
                           To Partnership
                                                                   Cost
                                                  Buildings     Capitalized
                                                 and Related     (Removed)
                                                   Personal    Subsequent to
     Description       Encumbrances     Land       Property     Acquisition

Cloverleaf Farms &
 Cloverleaf Forest        $4,914      $1,043        $3,844         $  985


                               Gross Amount at Which Carried
                                    At December 31, 1996
                               Buildings
                              And Related
                                Personal           Accumulated       Date     Depreciable
Description             Land    Property   Total   Depreciation    Acquired   Life-Years
Cloverleaf Farms &
  Cloverleaf  Forest   $ 1,043   $4,829   $5,872     $4,546        11/10/81      5-15


The depreciable lives included above are for the buildings and components. The depreciable lives for related personal property are for 5 to 7 years.

Reconciliation of Investment Properties and Accumulated Depreciation:

                                     Years Ended December 31,
                                        1996            1995

Balance at beginning of year               $5,798          $5,744
 Property Improvements                         74              54

Balance at end of year                     $5,872          $5,798

                                     Years Ended December 31,
                                        1996            1995
Accumulated Depreciation

Balance at beginning of year               $4,222          $3,905
 Additions charged to expense                 324             317

Balance at end of year                     $4,546          $4,222


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1996 and 1995, is $6,101,000 and $6,027,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 1996 and 1995, is $4,619,000 and $4,342,000.

NOTE F - LIMITED PARTNERSHIP UNITS

In 1996, the number of Limited Partnership Units decreased by 49 units due to limited partners abandoning their units. In abandoning his or her Limited Partnership Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. However, during the year of abandonment, the Limited Partner will still be allocated his or her share of the income or loss for that entire year. The loss per limited partnership unit in the accompanying consolidated statements of operations is calculated based on the number of units outstanding at the beginning of the year.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no disagreements with Ernst & Young, LLP regarding the 1996 or 1995 audits of the Partnership's financial statements.


                                      PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The names of the directors and executive officers of Angeles Realty Corporation ("ARC"), the Partnership's Managing General Partner as of December 31, 1996, their ages and the nature of all positions with ARC presently held by them are as follows:

Name                                        Age        Position

Carroll D. Vinson                           56         President

Robert D. Long, Jr.                         29         Controller and Principal
                                                       Accounting Officer

William H. Jarrard, Jr.                     50         Vice President

John K. Lines, Esq.                         37         Vice President and
                                                       Secretary

Kelley M. Buechler                          39           Assistant Secretary


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

Kelley M. Buechler is Assistant Secretary of the General Partner and has served as Secretary of Insignia since 1991. Ms. Buechler is a graduate of the University of North Carolina.


ITEM 10.  EXECUTIVE COMPENSATION

No direct form of compensation or remuneration was paid by the Partnership to any officer or director of ARC. The Partnership has no plan, nor does the Partnership presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment. However, fees and other payments have been made to the Partnership's Managing General Partner and its affiliates, as described in "Item 12" below.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 1996, no person owned of record more than 5% of Limited Partnership Units of the Partnership nor was any person known by the Partnership to own of record and beneficially, or beneficially only, more than 5% of such securities.

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

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Managing General Partner and affiliates in 1996 and 1995 (Dollar amounts in thousands):


                                      1996           1995

Property management fees              $  99          $ 91

Reimbursement for services of
 affiliates                           $ 133          $ 96

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

MAE GP Corporation ("MAE GP"), an affiliate of the Managing General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 39% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.3% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP had declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted and continues to decline to exert any management control over or participate in the management of AMIT. However, MAE GP may choose to vote these shares as it deems appropriate in the future. In addition, Liquidity Assistance, LLC, ("LAC"), an affiliate of the Managing General Partner and an affiliate of Insignia Financial Group, Inc., ("Insignia") which provides property management and partnership administration services to the Partnership, owns 126,500 Class A Shares of AMIT at December 31, 1996. As of February 1, 1997, the number of shares owned by LAC decreased to 96,800. These Class A Shares entitle LAC to vote approximately 2.2% of the total shares. In addition, Insignia has engaged and continues to engage in discussions with AMIT regarding various potential business combinations with affiliates of Insignia.

On November 9, 1994, the Partnership executed a definitive Settlement Agreement to settle the dispute with respect to the AMIT Obligation. The actual closing of the Settlement occurred April 14, 1995. The Partnership's claim was satisfied by a cash payment to the Partnership totaling $827,000 (the "Settlement Amount") at closing, of which $750,000 was payment of the obligation mentioned above and $77,000 was previously unrecognized interest income.

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


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K


(a)   See Exhibit Index contained herein.
(b)   Reports on Form 8-K during the fourth quarter of 1996: None.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                           ANGELES PARK COMMUNITIES, LTD.

                           By:   Angeles Realty Corporation
                                 General Partner

                           By:   /s/Carroll D. Vinson
                                 Carroll D. Vinson
                                 President and Director

                          Date:  March 28, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

          Signature/Title               Title                    Date

          /s/Carroll D. Vinson          President and       March 28, 1997
          Carroll D. Vinson             Director

          /s/Robert D. Long, Jr.        Vice President and  March 28, 1997
          Robert D. Long, Jr.           Chief Accounting Officer


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

   10.1 Purchase and Sale Agreement with Exhibits - Cloverleaf Farms, filed in Form 8K dated November 13, 1981, incorporated herein by reference.

   10.2 Promissory Note - Cloverleaf, filed in Form 10Q dated April 30, 1987, incorporated herein by reference.

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

   27                     Financial Data Schedule

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