Form 10QSB
period 1997-03-31
ANGELES PARK COMMUNITIES LTD
filed 1997-05-13
CIK 317969

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


                For the quarterly period ended March 31, 1997


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

                                March 31, 1997



Assets
  Cash and cash equivalents:
     Unrestricted                                                  $      326
     Restricted--tenant security deposits                                   3
  Accounts receivable                                                      10
  Escrow for taxes                                                         73
  Other assets                                                            223
  Investment properties:
     Land                                           $  1,043
     Buildings and related personal property           4,902
                                                       5,945
     Less accumulated depreciation                    (4,563)           1,382
                                                                   $    2,017

  Liabilities and Partners' Deficit

  Liabilities
     Accounts payable                                              $       11
     Tenant security deposits                                               3
     Other liabilities                                                    221
     Mortgage note payable                                              4,904

  Partners' Deficit
     General partners'                              $   (163)
     Limited partners' (15,044 units issued
       and outstanding)                               (2,959)           (3,122)

                                                                   $     2,017

         See Accompanying Notes to Consolidated Financial Statements


b)                         ANGELES PARK COMMUNITIES, LTD.

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)
                          (in thousands, except unit data)



                                                         Three Months Ended
                                                             March 31,
                                                         1997           1996
Revenues:
 Rental income                                      $   512         $   504
 Other income                                             7              17
   Total revenues                                       519             521

Expenses:
 Operating                                              168             177
 General and administrative                              43              41
 Maintenance                                             37              23
 Depreciation                                            17              81
 Interest                                               124             125
 Property taxes                                          54              54
   Total expenses                                       443             501

   Net income                                       $    76         $    20

Net income allocated to general partners (1%)       $     1         $    --
Net income allocated to limited partners (99%)           75              20

   Net income                                       $    76         $    20

   Net income per limited partnership unit          $  5.00         $  1.33

            See Accompanying Notes to Consolidated Financial Statements


c)                          ANGELES PARK COMMUNITIES, LTD.

                CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                     (Unaudited)
                           (in thousands, except unit data)

                                    Limited
                                  Partnership    General       Limited
                                      Units      Partners      Partners        Total
Original capital contributions      15,112       $     1      $15,112        $15,113

Partners' deficit at
  December 31, 1996                 15,044       $  (164)      $(3,034)      $(3,198)

Net income for the three months
  ended March 31, 1997                  --             1            75            76

Partners' deficit at
  March 31, 1997                    15,044       $  (163)      $(2,959)      $(3,122)

            See Accompanying Notes to Consolidated Financial Statements

d)                      ANGELES PARK COMMUNITIES, LTD.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                (in thousands)


                                                       Three Months Ended
                                                            March 31,
                                                        1997         1996
Cash flows from operating activities:
  Net income                                           $   76       $   20
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation                                           17           81
    Amortization of loan costs                             12           12
  Change in accounts:
    Restricted cash                                        --           (9)
    Accounts receivable                                    14            1
    Escrows for taxes                                     (55)         (44)
    Other assets                                           --           --
    Accounts payable                                      (42)          --
    Tenant security deposit payable                        --            9
    Other liabilities                                      40            9

         Net cash provided by
            operating activities                           62           79

Cash flows from investing activities:
  Property improvements and replacements                  (73)         (53)

Cash flows used in financing activities:
  Payments on mortgage notes payable                      (10)          (9)

Net (decrease) increase in cash                           (21)          17

Cash and cash equivalents at beginning of period          347          181

Cash and cash equivalents at end of period             $  326       $  198

Supplemental disclosure of cash flow information:
  Cash paid for interest                               $  112       $  113

         See Accompanying Notes to Consolidated Financial Statements

e)                           ANGELES PARK COMMUNITIES, LTD.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in Angeles Park Communities, Ltd.'s (the "Partnership") annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

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

Managing General Partner and affiliates during the three month periods ended March 31, 1997 and 1996 (dollar amounts in thousands):


                                                    1997        1996

  Property management fees (included in
      operating expenses)                          $27          $25
  Reimbursement for services of affiliates
     (included in general and administrative
      expenses)                                     32           29

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of one mobile home park and one recreational vehicle park. The following table sets forth the average occupancy of the properties for each of the three month periods ended March 31, 1997 and 1996:


                                              Average Occupancy
Property                                       1997           1996

Cloverleaf Farms, Mobile Home Park              99%          99%
  Brooksville, Florida

Cloverleaf Forest, Recreational                 85%          84%
  Vehicle Park
  Brooksville, Florida (1)

(1) This is a normal average occupancy for this property for this time of the year due to many tenants returning to their summer homes which are located in cooler climates. Occupancy should increase again in the fall and winter months.

For the three months ended March 31, 1997, the Partnership generated a net income of $76,000 versus net income of $20,000 for the three months ended March 31, 1996. The increase in net income is primarily due to a decrease in depreciation expense. The decrease in depreciation expense is due to a major building and improvement at the Cloverleaf Farms property becoming fully depreciated at December 1996. The decrease in depreciation expense was partially offset by an increase in maintenance expense. Maintenance expense increased due to an increase in contract yards and grounds expense at Cloverleaf Farms as more work could be done during the first quarter of 1997 due to the warmer weather.

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

On March 31, 1997, the Partnership had unrestricted cash of $326,000 versus $198,000 at March 31, 1996. The decrease in cash provided by operating activities is primarily due to a decrease in accounts payable due to the payment of invoices accrued at year-end which is partially offset by an increase in other liabilities during the three months ended March 31, 1997. The increase in cash used in investing activities is attributable to an increase in spending on capital improvements.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. The mortgage indebtedness of $4,904,000 is being amortized over 30 years with a balloon payment of $4,692,000 due in July 2001, at which time the properties will either be refinanced or sold. In the fourth quarter of 1996, the Managing General Partner received a purchase offer from the homewoners association of Cloverleaf Farms. The Managing General Partner has rejected the purchase offer and extended a counteroffer to the homeowners association. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves. There were no cash distributions during the three months ended March 31, 1997 and 1996.

                          PART II - OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

          a) Exhibits:  Exhibit 27, Financial Data Schedule.

          b) Reports on Form 8-K: None filed during the quarter ended March 31, 1997.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              ANGELES PARK COMMUNITIES, LTD.

                              By:   Angeles Realty Corporation
                                    Managing General Partner


                              By:   /s/Carroll D. Vinson
                                    Carroll D. Vinson
                                    President, Director


                              By:   /s/Robert D. Long, Jr.
                                    Robert D. Long, Jr.
                                    Vice President and Chief Accounting
                                    Officer

                              Date: May  13, 1997