Form 10QSB
period 1997-06-30
ANGELES PARK COMMUNITIES LTD
filed 1997-08-05
CIK 317969

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


                 For the quarterly period ended June 30, 1997


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


                               (864) 239-1000
                        (Issuer's telephone number)


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

                                June 30, 1997

Assets
  Cash and cash equivalents:
     Unrestricted                                                  $   333
     Restricted--tenant security deposits                                3
  Accounts receivable                                                    8
  Escrow for taxes                                                     128
  Other assets                                                         213
  Investment properties:
     Land                                            $ 1,043
     Buildings and related personal property           4,918
                                                       5,961
     Less accumulated depreciation                    (4,581)        1,380
                                                                   $ 2,065
  Liabilities and Partners' Deficit

  Liabilities
     Accounts payable                                              $    28
     Tenant security deposits payable                                    3
     Other liabilities                                                 266
     Mortgage note payable                                           4,893

  Partners' Deficit
     General partners'                               $  (163)
     Limited partners' (15,044 units issued
       and outstanding)                               (2,962)       (3,125)

                                                                   $ 2,065

         See Accompanying Notes to Consolidated Financial Statements

b)                          ANGELES PARK COMMUNITIES, LTD.

                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)
                           (in thousands, except unit data)

                                      Three Months Ended         Six Months Ended
                                           June 30,                  June 30,
                                     1997           1996        1997          1996
Revenues:
 Rental income                      $  493        $  468       $1,005        $  972
 Other income                           11            11           18            28
 Bad debt recovery, net                 --             5           --             5
   Total revenues                      504           484        1,023         1,005

Expenses:
 Operating                             221           190          389           367
 General and administrative             47            49           90            90
 Maintenance                            43            43           80            66
 Depreciation                           18            80           35           161
 Interest                              124           125          248           250
 Property taxes                         54            53          108           107
   Total expenses                      507           540          950         1,041

   Net (loss) income                $   (3)       $  (56)      $   73        $  (36)

Net (loss) income allocated
 to general partners (1%)           $   --        $   (1)      $    1        $   --
Net (loss) income allocated
 to limited partners (99%)              (3)          (55)          72           (36)

                                    $   (3)       $  (56)      $   73        $  (36)

Net (loss) income per limited
 partnership unit                   $ (.20)       $(3.64)      $ 4.79        $(2.39)

            See Accompanying Notes to Consolidated Financial Statements

c)                          ANGELES PARK COMMUNITIES, LTD.

                CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                     (Unaudited)
                           (in thousands, except unit data)

                                    Limited
                                  Partnership    General       Limited
                                     Units      Partners'     Partners'    Total
Original capital contributions      15,112      $     1        $15,112    $15,113

Partners' deficit at
  December 31, 1996                 15,044      $  (164)       $(3,034)   $(3,198)

Net income for the six
  months ended June 30, 1997            --            1             72         73

Partners' deficit at
  June 30, 1997                     15,044      $  (163)       $(2,962)   $(3,125)

            See Accompanying Notes to Consolidated Financial Statements

d)                      ANGELES PARK COMMUNITIES, LTD.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                              (in thousands)

                                                               Six Months Ended
                                                                   June 30,
                                                               1997         1996
Cash flows from operating activities:
  Net income (loss)                                         $   73       $  (36)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Depreciation                                                35          161
    Amortization of loan costs                                  25           25
    Bad debt recovery, net                                      --           (5)
    Change in accounts:
       Restricted cash                                          --          (12)
       Accounts receivable                                      16            3
       Escrows for taxes                                      (110)         (89)
       Other assets                                             (3)          --
       Accounts payable                                        (25)          17
       Tenant security deposit payable                          --           12
       Other liabilities                                        85           53

         Net cash provided by operating activites               96          129

Cash flows used in investing activities:
  Property improvements and replacements                       (89)         (53)

Cash flows used in financing activities:
  Mortgage principal payments                                  (21)         (19)

Net (decrease) increase in unrestricted cash and
   cash equivalents                                            (14)          57

Unrestricted cash and cash equivalents at beginning
   of period                                                   347          181

Unrestricted cash and cash equivalents at end of period     $  333       $  238

Supplemental disclosure of cash flow information:
  Cash paid for interest                                    $  223       $  225

         See Accompanying Notes to Consolidated Financial Statements

e)                      ANGELES PARK COMMUNITIES, LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Angeles Park Communities, Ltd. (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.


NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were incurred by the Managing General Partner and affiliates during the six month periods ended June 30, 1997 and 1996 (in thousands):


                                                              1997        1996

  Property management fees (included in operating expenses)   $ 52        $ 50
  Reimbursement for services of affiliates
    (included in general and administrative expenses)           64          60


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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of one mobile home park and one recreational vehicle park. The following table sets forth the average occupancy of the properties for each of the six month periods ended June 30, 1997 and 1996:


                                                Average Occupancy
Property                                       1997           1996

Cloverleaf Farms, Mobile Home Park              99%          99%
  Brooksville, Florida

Cloverleaf Forest, Recreational                 79%          74%
  Vehicle Park
  Brooksville, Florida (1)

(1) This is a normal average occupancy for this property for this time of the year due to many tenants returning to their summer homes which are located in cooler climates. Occupancy should increase again in the fall and winter months. The increase in the average occupancy is primarily due to increased marketing efforts.

For the three and six months ended June 30, 1997, the Partnership generated a net loss of $3,000 and net income of $73,000 versus a net loss of $56,000 and $36,000 for the corresponding periods in 1996. The increase in net income is primarily due to a decrease in depreciation expense. The decrease in depreciation expense is due to a major building and improvement at the Cloverleaf Farms property becoming fully depreciated at December 1996. For the six months ended June 30, 1997, the decrease in depreciation expense was partially offset by a decrease in other income and an increase in maintenance expense. The decrease in other income is primarily due to a decrease in deposit forfeitures at both investment properties. Maintenance expense increased due to an increase in contract yards and grounds expense at Cloverleaf Farms and an increase in exterior building repairs. Major repairs and maintenance incurred by the investment properties were insignificant for each of the six month periods ended June 30, 1997 and 1996.

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

At June 30, 1997, the Partnership had unrestricted cash and cash equivalents of $333,000 versus $238,000 at June 30, 1996. The decrease in cash provided by operating activities is primarily due to a decrease in accounts payable due to the timing of payments. The increase in cash used in investing activities is attributable to an increase in spending on capital improvements and replacements. Cash used in financing activities remained relatively consistent.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. The mortgage indebtedness of $4,893,000 is being amortized over 30 years with a balloon payment of $4,692,000 due in July 2001, at which time the properties will either be refinanced or sold. In the fourth quarter of 1996, the Managing General Partner received a purchase offer from the homeowners association of Cloverleaf Farms. The Managing General Partner has rejected the purchase offer and extended a counteroffer to the homeowners association. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves. There were no cash distributions during each of the six month periods ended June 30, 1997 and 1996.

                         PART II - OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

          a) Exhibits:  Exhibit 27, Financial Data Schedule.

          b) Reports on From 8-K: None filed during the quarter ended June 30, 1997.


                                  SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              ANGELES PARK COMMUNITIES, LTD.

                              By:   Angeles Realty Corporation
                                    Its Managing General Partner


                              By:   /s/ Carroll D. Vinson
                                    Carroll D. Vinson
                                    President and Director


                              By:   /s/ Robert D. Long, Jr.
                                    Robert D. Long, Jr.
                                    Vice President and Chief Accounting
                                    Officer


                              Date: August 5, 1997