Form 10QSB
period 1997-09-30
ANGELES PARK COMMUNITIES LTD
filed 1997-11-06
CIK 317969

FORM 10-QSB.--QUARTERLY OR TRANSITIONAL REPORT
                         UNDER SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                       QUARTERLY OR TRANSITIONAL REPORT


                   U.S. Securities and Exchange Commission
                           Washington, D.C.  20549


                                 FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended September 30, 1997


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

                              September 30, 1997


Assets
  Cash and cash equivalents:
     Unrestricted                                                  $   415
     Restricted--tenant security deposits                                3
  Accounts receivable                                                   14
  Escrow for taxes                                                     185
  Other assets                                                         229
  Investment properties:
     Land                                            $ 1,043
     Buildings and related personal property           4,918
                                                       5,961
     Less accumulated depreciation                    (4,598)        1,363
                                                                   $ 2,209

  Liabilities and Partners' Deficit

  Liabilities
     Accounts payable                                              $    24
     Tenant security deposits payable                                    3
     Accrued property taxes                                            163
     Other liabilities                                                 204
     Mortgage note payable                                           4,883

  Partners' Deficit
     General partners'                               $  (163)
     Limited partners' (15,112 units issued
       and 15,044 units outstanding)                  (2,905)       (3,068)

                                                                   $ 2,209

             See Accompanying Notes to Consolidated Financial Statements


b)                          ANGELES PARK COMMUNITIES, LTD.

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)
                           (in thousands, except unit data)

                                      Three Months Ended     Nine Months Ended
                                        September 30,          September 30,
                                      1997           1996      1997         1996
Revenues:
 Rental income                      $   529      $   474     $ 1,534      $ 1,452
 Other income                             4           10          22           32
 Bad debt recovery, net                  --            4          --            9
   Total revenues                       533          488       1,556        1,493

Expenses:
 Operating                              183          164         572          531
 General and administrative              38           49         128          139
 Maintenance                             59           57         139          123
 Depreciation                            17           82          52          243
 Interest                               124          124         372          374
 Property taxes                          55           51         163          158
   Total expenses                       476          527       1,426        1,568

Net income (loss)                   $    57      $   (39)    $   130      $   (75)

Net (loss) income allocated
 to general partners (1%)           $    --      $    (1)    $     1      $    (1)
Net income (loss) allocated
 to limited partners (99%)               57          (38)        129          (74)

                                    $    57      $   (39)    $   130      $   (75)

Net income (loss) per limited
 partnership unit                   $  3.79      $ (2.52)    $  8.57      $ (4.90)

Limited partner units outstanding    15,044       15,093      15,044       15,093

            See Accompanying Notes to Consolidated Financial Statements

c)                          ANGELES PARK COMMUNITIES, LTD.

                CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                     (Unaudited)
                           (in thousands, except unit data)

                                    Limited
                                  Partnership    General      Limited
                                      Units     Partners'     Partners'   Total
Original capital contributions      15,112      $     1       $15,112    $15,113

Partners' deficit at
  December 31, 1996                 15,044      $  (164)      $(3,034)   $(3,198)

Net income for the nine months
  ended September 30, 1997              --            1           129        130

Partners' deficit at
  September 30, 1997                15,044      $  (163)      $(2,905)   $(3,068)

         See Accompanying Notes to Consolidated Financial Statements

d)                      ANGELES PARK COMMUNITIES, LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                (in thousands)

                                                               Nine Months Ended
                                                                 September 30,
                                                               1997         1996
Cash flows from operating activities:
  Net income (loss)                                         $  130       $  (75)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Depreciation                                                52          243
    Amortization of loan costs                                  37           37
    Bad debt recovery, net                                      --           (9)
    Change in accounts:
       Restricted cash                                          --          (12)
       Accounts receivable                                      10            9
       Escrows for taxes                                      (167)        (134)
       Other assets                                            (31)          --
       Accounts payable                                        (29)         (12)
       Tenant security deposits payable                         --           12
       Accrued property taxes                                  163          158
       Other liabilities                                        23          (87)

         Net cash provided by operating activities             188          130

Cash flows used in investing activities:
  Property improvements and replacements                       (89)         (74)

Cash flows used in financing activities:
  Mortgage principal payments                                  (31)         (28)

Net increase in unrestricted cash and
   cash equivalents                                             68           28

Unrestricted cash and cash equivalents at beginning
   of period                                                   347          181

Unrestricted cash and cash equivalents at end of period     $  415       $  209

Supplemental disclosure of cash flow information:
  Cash paid for interest                                    $  335       $  337

                 See Accompanying Notes to Consolidated Financial Statements

e)                      ANGELES PARK COMMUNITIES, LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Angeles Park Communities, Ltd. (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.


NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were incurred by the Managing General Partner and affiliates during the nine month periods ended September 30, 1997 and 1996 (in thousands):


                                                              1997        1996

  Property management fees (included in operating expenses)   $ 78        $ 74

  Reimbursement for services of affiliates
    (included in general and administrative expenses)           98          98


For the period of January 1, 1996, to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of one mobile home park and one recreational vehicle park. The following table sets forth the average occupancy of the properties for each of the nine month periods ended September 30, 1997 and 1996:


                                              Average Occupancy
Property                                       1997           1996

Cloverleaf Farms, Mobile Home Park              98%          99%
  Brooksville, Florida

Cloverleaf Forest, Recreational                 73%          73%
  Vehicle Park
  Brooksville, Florida (1)

(1) Occupancy typically averages in the 90% range during the winter months. However, due to the seasonality of the business, occupancy drops significantly during the summer months, causing annual occupancy to level out in the 70's.

The Partnership's net income for the three and nine month periods ended September 30, 1997 was approximately $57,000 and $130,000, respectively. The Partnership reported a net loss of approximately $39,000 and $75,000 for the corresponding periods of 1996. The increase in net income is primarily due to a decrease in depreciation expense and an increase in rental income. The decrease in depreciation expense is due to a major building and improvement at the Cloverleaf Farms property becoming fully depreciated at December 1996. The increase in rental income is primarily due to an increase in rental rates at the mobile home park. The decrease in depreciation expense and the increase in rental income are partially offset by a decrease in other income and an increase in maintenance expense. The decrease in other income is primarily due to a decrease in deposit forfeitures at both investment properties. The increase in maintenance expense is primarily due to increases in exterior building repairs and contract yards and grounds expense. Major repairs and maintenance incurred by the investment properties were insignificant for each of the nine month periods ended September 30, 1997 and 1996.

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

At September 30, 1997, the Partnership had unrestricted cash and cash equivalents of approximately $415,000 versus approximately $209,000 at September 30, 1996. The increase in cash provided by operating activities is primarily due to an increase in other liabilities due to the receipt of a $100,000 deposit from a local cable provider for exclusive rights at the investment properties for the next seven years. This increase was partially offset by an increase in escrow deposits for future tax payments. The increase in cash used in investing activities is attributable to an increase in spending on capital improvements and replacements. Cash used in financing activities remained relatively stable.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. The mortgage indebtedness of $4,883,000 is being amortized over 30 years with a balloon payment of $4,692,000 due in July 2001, at which time the properties will either be refinanced or sold. In the fourth quarter of 1996, the Managing General Partner received a purchase offer from the homeowners association of Cloverleaf Farms. The Managing General Partner rejected the initial offer and extended a counteroffer to the homeowners association. Negotiations are still ongoing with regard to a possible sale of the Partnership's properties. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves. There were no cash distributions during each of the nine month periods ended September 30, 1997 and 1996.

                         PART II - OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

          a) Exhibits:  Exhibit 27, Financial Data Schedule.

          b) Reports on From 8-K: None filed during the quarter ended September 30, 1997.


                                  SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              ANGELES PARK COMMUNITIES, LTD.

                              By:   Angeles Realty Corporation
                                    Its Managing General Partner


                              By:   /s/Carroll D. Vinson
                                    Carroll D. Vinson
                                    President and Director


                              By:   /s/Robert D. Long, Jr.
                                    Robert D. Long, Jr.
                                    Vice President and Chief Accounting
                                    Officer


                              Date: November 6, 1997