Form 10KSB
period 1997-12-31
ANGELES PARK COMMUNITIES LTD
filed 1998-03-25
CIK 317969

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                                      SECTION 13 OR 15(D)

                                        FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                      For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              For the transition period from _________to_________

                         Commission file number 0-10199

                          ANGELES PARK COMMUNITIES, LTD.
                 (Name of small business issuer in its charter)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year.  $2,076,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of a specified date within the past 60 days. Market value information for Registrant's partnership interests is not available. Should a trading market develop for these interests, it is the Managing General Partner's belief that the aggregate market value of the voting partnership interests would not exceed $25,000,000.

                         DOCUMENTS INCORPORATED BY REFERENCE
                                       NONE



                                    PART I
ITEM 1. DESCRIPTION OF BUSINESS

Angeles Park Communities, Ltd. (the "Partnership" or "Registrant") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to a Certificate and Agreement of Limited Partnership (the "Partnership Agreement") dated June 24, 1980, as amended. The managing general partner of the Partnership is Angeles Realty Corporation, a California corporation (the "Managing General Partner" or "ARC"). The Managing General Partner is a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). The Elliott Accommodation Trust and the Elliott Family Partnership, Ltd., a California limited partnership, are the non-managing general partners. The Managing General Partner and the non-managing general partners are herein collectively referred to as the "General Partners".

The Partnership, through its public offering of Limited Partnership Units, sold 15,112 units aggregating $15,112,000. The Managing General Partner contributed capital in the amount of $1,000 for a 1% interest in the Partnership. The Partnership is engaged in the business of investing in and operating manufactured home and recreational vehicle park communities. The primary objectives for its partners are the generation of cash flow and capital growth through debt reduction and appreciation in property values, with a secondary objective of generating tax advantages for its partners. Funds obtained by the Partnership during the public offering period of its Limited Partnership Units (November 20, 1980 through November 19, 1982), together with long-term borrowings, were used to acquire nine operating manufactured home park communities. Five of these manufactured home parks were sold in 1987 and two in 1992. The Partnership does not intend to sell additional Limited Partnership Units. The term of the Partnership's Agreement extends to December 31, 2035, subject to earlier termination in accordance with the Partnership Agreement. The Partnership is intended to be self-liquidating and proceeds from the sale or future refinancing of its operating properties will not be reinvested.

The Partnership has no full time employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. The non-managing general partners and the limited partners have no right to participate in the management or conduct of such business and affairs. Insignia Residential Group, L.P., an affiliate of the Managing General Partner, provides day-to-day management services to the Partnership's investment properties.

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

CHANGES IN CONTROL

Effective February 25, 1998, MAE GP was merged with Insignia Properties Trust ("IPT"), which is an affiliate of Insignia. Thus, the Managing General Partner is now a wholly-owned subsidiary of IPT.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the Managing General Partner of the Partnership.

ITEM 2. DESCRIPTION OF PROPERTIES:

The following table sets forth the Partnership's investments in properties:

                      Date of
Property              Purchase       Type of Ownership           Use

Cloverleaf Farms                                            Mobile Home Park -
  Mobile Home Park    11/10/81 Fee ownership, subject to    781 pads
         and                   a first mortgage                   and
Cloverleaf Forest                                           Recreational Vehicle
  RV Park                                                   Park - 285 pads

SCHEDULE OF PROPERTIES (IN THOUSANDS):

                       Gross
                     Carrying     Accumulated                            Federal
Property               Value     Depreciation     Rate       Method     Tax Basis
Cloverleaf Farms
      and
Cloverleaf Forest   $   5,968     $   4,617     5-15 yrs      S/L     $ 1,519

See "Note A" of "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.


SCHEDULE OF MORTGAGES (IN THOUSANDS):

                         Principal                                      Principal
                        Balance At                                       Balance
                       December 31,   Interest     Period    Maturity    Due At
       Property            1997         Rate     Amortized     Date     Maturity
Cloverleaf Farms          $4,872        9.1%      30 years   07/15/01   $  4,692

The mortgage note payable is nonrecourse and is secured by pledge of the Partnership's rental property and by pledge of revenues from the respective rental property. The note imposes prepayment penalties if repaid prior to maturity.

SCHEDULE OF RENTAL RATES AND OCCUPANCY:

                                          Average Annual              Average
                                           Rental Rates              Occupancy
Property                                1997         1996         1997      1996

Cloverleaf Farms Mobile Home Park    $2,187/unit   $2,065/unit     99%       99%
Cloverleaf Forest RV Park             1,494/unit    1,355/unit     75%       74%

Occupancy at Cloverleaf Forest typically averages in the 90% range during the winter months. However, due to the seasonality of the business, occupancy drops significantly during the summer months, causing annual occupancy to level out in the 70's.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other mobile home park communities and recreational vehicle parks in the area. The Managing General Partner believes that all of the properties are adequately insured.

Real estate taxes (in thousands) and rates in 1997 for each property were:


                                            1997                1997
                                           Taxes                Rate

Cloverleaf Farms Mobile Home Park           $168               2.74%
Cloverleaf Forest RV Park                     47               2.74%

ITEM 3. LEGAL PROCEEDINGS

The homeowners association of Cloverleaf Farms has filed a complaint against the Partnership alleging improper assessment of utility pass-on charges and other complaints. The Managing General Partner believes that the claims asserted are without merit and intends to vigorously defend them.

The Partnership is unaware of any other pending or outstanding litigation that is not routine in nature. The Managing General Partner of the Partnership believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The unit holders of the Partnership did not vote on any matter during the fiscal year covered by this report.


                                      PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

The Partnership, a publicly-held limited partnership, sold 15,112 Limited Partnership Units aggregating $15,112,000. The Partnership currently has 15,044 units outstanding and 1,673 limited partners of record. There is no intention to sell additional Limited Partnership Units nor is there an established public market for these units.

The Partnership has discontinued making cash distributions from operations until and unless the financial condition and other relevant factors warrant resumption of distributions.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net income for the year ended December 31, 1997, was approximately $183,000 versus a net loss of approximately $79,000 for the year ended December 31, 1996. The increase in net income is primarily due to a decrease in depreciation expense and an increase in rental income. The decrease in depreciation expense is due to a major building and improvement at the Cloverleaf Farms property becoming fully depreciated at December 1996. The increase in rental income is primarily due to an increase in rental rates at the Partnership's investment properties. There were no expenditures for major repairs and maintenance during 1997 or 1996.

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

Capital Resources and Liquidity

The Partnership had cash and cash equivalents of approximately $531,000 at December 31, 1997, versus $347,000 at December 31, 1996. The net increase in cash and cash equivalents for the year ended December 31, 1997, was approximately $184,000 compared to an increase of approximately $167,000 for the comparable period in 1996. The increase in cash provided by operating activities is primarily due to an increase in other liabilities due to the receipt of $100,000 from a cable provider for exclusive rights at the investment properties for the next seven years. The increase in cash used in investing activities is attributable to an increase in property improvements and replacements. Cash used in financing activities remained relatively stable.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. The mortgage indebtedness of $4,872,000 consists of a first mortgage which is being amortized over 30 years with a balloon payment of $4,692,000 due on July 15, 2001. The Managing General Partner received a purchase offer from the homeowners association of Cloverleaf Farms. The Managing General Partner rejected the initial offer and extended a counteroffer to the homeowners association. Negotiations are still ongoing with regard to a possible sale of the Partnership's properties. Currently, the homeowner association is trying to obtain additional financing. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves. There were no cash distributions in 1997 or 1996.

Year 2000

The Partnership is dependent upon the Managing General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Managing General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

Other

Certain items discussed in this annual report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this annual report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


ITEM 7.     FINANCIAL STATEMENTS


ANGELES PARK COMMUNITIES, LTD.

LIST OF FINANCIAL STATEMENTS


Independent Auditors' Report

Consolidated Balance Sheet - December 31, 1997

Consolidated Statements of Operations - Years ended December 31, 1997 and 1996

Consolidated Statement of Changes in Partners' Deficit - Years ended December
     31, 1997 and 1996

Consolidated Statements of Cash Flows - Years ended December 31, 1997 and 1996

Notes to Consolidated Financial Statements





              Report of Ernst & Young LLP, Independent Auditors



The Partners
Angeles Park Communities, Ltd.

We have audited the accompanying consolidated balance sheet of Angeles Park Communities, Ltd. as of December 31, 1997, and the related consolidated statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Park Communities, Ltd. at December 31, 1997, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.
                                                           /s/ Ernst & Young LLP

Greenville, South Carolina
February 25, 1998

except for Note H as to
which the date is March 17, 1998


                                 ANGELES PARK COMMUNITIES, LTD.

                                  CONSOLIDATED BALANCE SHEET

                                      December 31, 1997
                                (in thousands, except unit data)



        Assets
          Cash and cash equivalents                                     $   531
          Receivables and deposits                                           56
          Other assets                                                      215
          Investment properties
             Land                                          $  1,043
             Buildings and related personal property          4,925
                                                              5,968
             Less accumulated depreciation                   (4,617)      1,351
                                                                        $ 2,153

        Liabilities and Partners' Deficit

        Liabilities
          Accounts payable                                              $    34
          Tenant security deposits payable                                    3
          Other liabilities                                                 259
          Mortgage note payable                                           4,872

        Partners' Deficit
          General partners'                                $   (162)
          Limited partners' (15,044 units issued
             and outstanding)                                (2,853)     (3,015)
                                                                        $ 2,153


          See Accompanying Notes to Consolidated Financial Statements

                           ANGELES PARK COMMUNITIES, LTD.

                       CONSOLIDATED STATEMENTS OF OPERATIONS

                         (in thousands, except unit data)

                                                           Years Ended December 31,
                                                              1997         1996
Revenues:
  Rental income                                            $  2,047       $  1,977
  Other income                                                   29             26
      Total revenues                                          2,076          2,003
Expenses:
  Operating                                                     929            868
  General and administrative                                    179            181
  Depreciation                                                   71            324
  Interest                                                      495            499
  Property taxes                                                219             210
      Total expenses                                          1,893          2,082

Net income (loss)                                          $    183       $    (79)

Net income (loss) allocated to general partners (1%)       $      2       $     (1)

Net income (loss) allocated to limited partners (99%)           181            (78)

                                                           $    183       $    (79)

Net income (loss) per limited partnership unit             $  12.03       $  (5.18)

            See Accompanying Notes to Consolidated Financial Statements

                              ANGELES PARK COMMUNITIES, LTD.

                 CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

                        (in thousands, except unit data)


                                    Limited
                                  Partnership    General       Limited
                                      Units      Partners      Partners       Total
Original capital contributions      15,112     $       1     $  15,112     $   15,113

Partners' deficit at
 December 31, 1995                  15,093     $    (163)    $  (2,956)    $   (3,119)

Net loss for the year ended
 ended December 31, 1996                --            (1)          (78)           (79)

Abandonment of partnership
 units (Note F)                        (49)           --            --             --

Partners' deficit at
 December 31, 1996                  15,044          (164)       (3,034)        (3,198)

Net income for the year ended
 December 31, 1997                      --             2           181            183

Partners' deficit at
 December 31, 1997                  15,044     $    (162)    $  (2,853)     $  (3,015)

               See Accompanying Notes to Consolidated Financial Statements

                              ANGELES PARK COMMUNITIES, LTD.

                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      (in thousands)

                                                            Years Ended December 31,
                                                              1997            1996
Cash flows from operating activities:
  Net income (loss)                                         $    183       $    (79)
  Adjustments to reconcile net income (loss) to
     net cash provided by operating activities
     Depreciation                                                 71            324
     Amortization of loan costs                                   50             50
     Bad debt recovery, net                                       --            (10)
     Change in accounts:
       Receivables and deposits                                  (11)             7
       Other assets                                              (30)             2
       Accounts payable                                          (19)            17
       Tenant security deposit liabilities                        --              1
       Other liabilities                                          78            (33)
          Net cash provided by operating
            activities                                           322            279

Cash flows used in investing activities:
  Property improvements and replacements                         (96)           (74)

Cash flows used in financing activities:
  Payments on mortgage notes payable                             (42)           (38)

Net increase in cash and cash equivalents                        184            167

Cash and cash equivalents at beginning of year                   347            180

Cash and cash equivalents at end of year                    $    531       $    347

Supplemental disclosure of cash flow:
  Cash paid for interest                                    $    446       $    449

          See Accompanying Notes to Consolidated Financial Statements

                         ANGELES PARK COMMUNITIES, LTD.

                   Notes to Consolidated Financial Statements

                               December 31, 1997


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization:

Angeles Park Communities, Ltd. (the "Partnership") is a California limited partnership organized on June 24, 1980, to acquire and operate manufactured home and recreational vehicle park communities. The Partnership's managing general partner is Angeles Realty Corporation ("ARC" or the "Managing General Partner"). The Managing General Partner is a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective February 25, 1998, MAE GP was merged with Insignia Properties Trust ("IPT"), which is an affiliate of Insignia. Thus, the Managing General Partner is now a wholly-owned subsidiary of IPT. As of December 31, 1997, the Partnership operates one mobile home park and one recreational vehicle park each located in Brooksville, Florida.

Principles of Consolidation:

The consolidated financial statements of the Partnership include its 99% limited partnership interest in Cloverleaf Farms, LP. The Partnership may remove the general partner of Cloverleaf Farms, LP; therefore, the partnership is controlled and consolidated by the Partnership. All significant interpartnership balances have been eliminated. Minority interest is immaterial and not shown separately in the financial statements.

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

Upon the sale or other disposition, or refinancing, of any asset of the Partnership other than in connection with the dissolution of the Partnership, the Distributable Net Proceeds, if any, thereof which the Managing General Partner determines are not required for support of the operations of the Partnership must be distributed: (i) first, to the general partners and the limited partners in proportion to their interests in the Partnership, until all limited partners have received distributions equal to their Original Capital Investment applicable to the Disposition plus their 6% Cumulative Distribution;
(ii) second, to the Managing General Partner in an amount equal to 4% of the aggregate sales price of the property; (iii) third, to the Managing General Partner and the limited partners in proportion to their interests in the Partnership until all limited partners have received their additional 4% Cumulative Distribution; and (iv) thereafter the remaining proceeds of the disposition shall be distributed 88% to the partners in proportion to their interests in the Partnership, and 12% to the Managing General Partner.

Fair Value of Financial Instruments:

The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments based on estimated borrowing rates currently available, approximates its carrying balance.

Cash and Cash Equivalents:

The Partnership considers all highly liquid investments with a maturity, when purchased, of three months or less to be cash equivalents. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Security Deposits:

The Partnership requires security deposits for the recreational vehicle pads until the lessee arrives. Such deposits are included in receivables and deposits on the Partnership's consolidated balance sheet. The security deposits are refunded when the tenant departs if there has been no damage to the pad.

Investment Properties:

Investment properties are stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

Depreciation:

Depreciation is calculated by the straight-line method over the estimated lives of the rental properties and related personal property ranging from 5 to 15 years.

Leases:

As of December 31, 1997, the Partnership had 250 lifetime leases at its mobile home park with an average annual rent per lot of approximately $1,000. Such leases, which are much less than the park's average annual rental per lot of $2,187 in 1997, can only be increased upon move-out or death of the lessor. The other leases are generally for twelve month terms.

Loan Costs:

Loan costs of approximately $350,000 are included in other assets in the accompanying consolidated balance sheet and are being amortized on a straight-line basis over the life of the loan. At December 31, 1997, accumulated amortization is approximately $175,000. Amortization of loan costs is included in interest expense.

Income taxes:

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

Reclassifications:

Certain reclassifications have been made to the 1996 balances to conform to the 1997 presentation.

NOTE B - MORTGAGE NOTE PAYABLE

The principle terms of the mortgage note payable are as follows (in thousands):

                       Principal      Monthly                            Principal
                      Balance At      Payment      Stated                 Balance
                     December 31,    Including    Interest   Maturity     Due At
      Property           1997         Interest      Rate       Date      Maturity
Cloverleaf Farms       $4,872           $41         9.1%    07/15/01      $4,692

The mortgage note payable is nonrecourse and is secured by pledge of the Partnership's rental property and by pledge of revenues from the respective rental property. The note imposes prepayment penalties if repaid prior to maturity.

Scheduled principal payments on the mortgage note payable subsequent to December 31, 1997, are as follows:


                 1998                     $   46
                 1999                         50
                 2000                         55
                 2001                      4,721
                                          $4,872

NOTE C - INCOME TAXES

The following is a reconciliation of reported net income (loss) and Federal taxable income (loss) (in thousands except unit data):


                                                 1997         1996

Net income (loss) as reported               $     183     $    (79)
Add (deduct):
  Depreciation differences                         11           47
  Unearned income                                  30            3
  Bad debt                                         --          (10)
  Deferred revenue                                 65           --
  Miscellaneous                                   (17)          (5)

Federal taxable income (loss)               $     272     $    (44)

Federal taxable income (loss)
  per limited partnership unit              $   17.90     $  (2.90)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

       Net liabilities as reported             $ (3,015)
        Land and buildings                          230
        Accumulated depreciation                    (62)
        Syndication and distribution costs        1,724
        Prepaid rent                                187
        Other                                        73

       Net liabilities - Federal tax basis     $   (863)



NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were incurred by the Managing General Partner and affiliates during the twelve month periods ended December 31, 1997 and 1996 (in thousands):


                                                         1997          1996

      Property management fees (included in
        operating expense)                              $ 103          $ 99
      Reimbursement for services of affiliates
       (included in general and administrative
        expenses)                                         134           133

For the period of January 1, 1996 to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

Effective February 25, 1998, MAE GP was merged with Insignia Properties Trust ("IPT"), which is an affiliate of Insignia. Thus, the Managing General Partner is now a wholly-owned subsidiary of IPT.

NOTE E - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION
(in thousands)


                                     Initial Cost
                                     To Partnership

                                                  Buildings        Cost
                                                 and Related    Capitalized
                                                   Personal    Subsequent to
     Description       Encumbrances     Land       Property     Acquisition

Cloverleaf Farms &
 Cloverleaf Forest        $4,872       $1,043       $3,844        $1,081


                                   Gross Amount at Which Carried
                                       At December 31, 1997

                                 Buildings
                                And Related
                                 Personal             Accumulated     Date     Depreciable
      Description         Land   Property    Total    Depreciation  Acquired   Life-Years
Cloverleaf Farms &
  Cloverleaf  Forest    $ 1,043    $4,925    $5,968      $4,617     11/10/81      5-15

Reconciliation of Investment Properties and Accumulated Depreciation:


                                   Years Ended December 31,
                                       1997            1996

Balance at beginning of year         $5,872           $5,798
  Property improvements                  96              74

Balance at end of year               $5,968           $5,872


Accumulated Depreciation

Balance at beginning of year         $4,546           $4,222
  Additions charged to expense           71              324

Balance at end of year               $4,617           $4,546


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1997 and 1996, was $6,198,000 and $6,101,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1997 and 1996, was $4,679,000 and $4,619,000, respectively.

NOTE F - LIMITED PARTNERSHIP UNITS

In 1996, the number of Limited Partnership Units decreased by 49 units due to limited partners abandoning their units. In abandoning his or her Limited Partnership Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. However, during the year of abandonment, the Limited Partner will still be allocated his or her share of the income or loss for that entire year. The net income (loss) per limited partnership unit in the accompanying consolidated statements of operations is calculated based on the number of units outstanding at the beginning of the year.

NOTE G - CONTINGENCY

The homeowners association of Cloverleaf Farms has filed a complaint against the Partnership alleging improper assessment of utility pass-on charges and other complaints. The Managing General Partner believes that the claims asserted are without merit and intends to vigorously defend them. In addition, the Managing General Partner is negotiating with the homeowners association regarding the possible sale of the investment properties.

NOTE H - SUBSEQUENT EVENT

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the Managing General Partner of the Partnership.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no disagreements with Ernst & Young, LLP regarding the 1997 or 1996 audits of the Partnership's financial statements.



                                      PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The managing general partner of Angeles Park Communities, Ltd. (the "Partnership") is Angeles Realty Corporation ("ARC" or the "Managing General Partner"). The Managing General Partner was a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"), an affiliate of Insignia Financial Group, Inc. ("Insignia"), at December 31, 1997.

The names of the directors and executive officers of ARC, as of January 29, 1998, their ages and the nature of all positions with ARC presently held by them are as follows:

Name                                Age                  Position

Carroll D. Vinson                   57                   President and Director

Robert D. Long, Jr.                 30                   Vice President and
                                                         Chief Accounting
                                                         Officer

William H. Jarrard, Jr.             51                   Vice President

Daniel M. LeBey                     32                   Secretary

Kelley M. Buechler                  40                   Assistant Secretary

Carroll D. Vinson has been President and Director of the Managing General Partner and President of Metropolitan Asset Enhancement, L.P. ("MAE"), and subsidiaries since August 1994. He has acted as Chief Operating Officer of Insignia Properties Trust ("IPT"), an affiliate of the Managing General Partner, since May 1997. During 1993 to August 1994, Mr. Vinson was affiliated with Crisp, Hughes & Co. (regional CPA firm) and engaged in various other investment and consulting activities which included portfolio acquisitions, asset dispositions, debt restructurings and financial reporting. Briefly, in early 1993, Mr. Vinson served as President and Chief Executive Officer of Angeles Corporation, a real estate investment firm. From 1991 to 1993, Mr. Vinson was employed by Insignia in various capacities including Managing Director - President during 1991.

Robert D. Long, Jr. has been Vice President of the Managing General Partner since August 1994. Mr. Long joined MAE, an affiliate of Insignia, in September 1993. Since 1994 he has acted as Vice President and Chief Accounting Officer of the MAE subsidiaries. Mr. Long was an accountant for Insignia until joining MAE in 1993. Prior to joining Insignia, Mr. Long was an auditor for the State of Tennessee and was associated with the accounting firm of Harsman Lewis and Associates.

William H. Jarrard, Jr. has been Vice President of the Managing General Partner since January 1993. He has acted as Senior Vice President of IPT, an affiliate of the Managing General Partner, since May 1997. Mr. Jarrard previously acted as Managing Director - Partnership Administration of Insignia from January 1991 through September 1997 and served as Managing Director - Partnership Administration and Asset Management of Insignia from July 1994 until January 1996.

Daniel M. LeBey has been Vice President and Secretary of the Managing General Partner since January 29, 1998, and Insignia's Assistant Secretary since April 30, 1997. Since July 1996 he has also served as Insignia's Associate General Counsel. From September 1992 until June 1996, Mr. LeBey was an attorney with the law firm of Alston & Bird LLP, Atlanta, Georgia.

Kelley M. Buechler has been Assistant Secretary of the Managing General Partner since January 1993 and Assistant Secretary of Insignia since 1991.

No family relationships exist among any of the officers or directors of the Managing General Partner.

ITEM 10.  EXECUTIVE COMPENSATION

No direct form of compensation or remuneration was paid by the Partnership to any officer or director of ARC. The Partnership has no plan, nor does the Partnership presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment. However, reimbursements and other payments have been made to the Partnership's Managing General Partner and its affiliates, as described in "Item 12. Certain Relationships and Related Transactions" below.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 1997, no person owned of record more than 5% of Limited Partnership Units of the Partnership nor was any person known by the Partnership to own of record and beneficially, or beneficially only, more than 5% of such securities.

The Partnership knows of no contractual arrangements, the operation of the terms of which may, at a subsequent date, result in a change in control of the Partnership, except as follows: Article 12.1 of the Agreement, which provides that upon a vote of the Limited Partners holding more than 50% of the then outstanding Limited Partnership Units, the General Partners may be expelled from the Partnership upon 90 days written notice. In the event that successor general partners have been elected by Limited Partners holding more than 50% of the then outstanding Limited Partnership Units and if said Limited Partners elect to continue the business of the Partnership, the Partnership is required to pay in cash to the expelled General Partners an amount equal to the accrued and unpaid management fee described in Article 10 of the Agreement and to purchase the General Partners' interest in the Partnership on the effective date of the expulsion, which shall be an amount equal to the difference between i) the balance of the General Partners' capital account and ii) the fair market value of the share of Distributable Net Proceeds to which the Managing General Partner would be entitled. Determination of the fair market value of the share of Distributable Net Proceeds is defined in Article 12.2 (b) of the Agreement.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No transactions have occurred between the Partnership and any officer or director of ARC.

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were incurred by the Managing General Partner and affiliates during the twelve month periods ended December 31, 1997 and 1996 (in thousands):


                                         1997         1996

Property management fees                $ 103        $  99
Reimbursement for services of
 affiliates                               134          133

For the period of January 1, 1996 to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

Effective February 25, 1998, MAE GP was merged with Insignia Properties Trust ("IPT"), which is an affiliate of Insignia. Thus, the Managing General Partner is now a wholly-owned subsidiary of IPT.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the Managing General Partner of the Partnership.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits: See Exhibit Index contained herein.

(b)   Reports on Form 8-K filed during the fourth quarter of 1997: None.



                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           ANGELES PARK COMMUNITIES, LTD.

                           By:   Angeles Realty Corporation
                                 Its Managing General Partner

                           By:   /s/Carroll D. Vinson
                                 Carroll D. Vinson
                                 President and Director

                          Date:  March 24, 1998

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature/Name                     Title                    Date

/s/Carroll D. Vinson          President and                 March 24, 1998
Carroll D. Vinson             Director

/s/Robert D. Long, Jr.        Vice President and            March 24, 1998
Robert D. Long, Jr.           Chief Accounting Officer


                                EXHIBIT INDEX


Exhibit Number                      Description of Exhibit

   3.1 Amended Certificate and Agreement of the Limited Partnership dated June 24, 1980, filed in form 10-K dated October 31, 1982, incorporated herein by reference.

   10.1 Purchase and Sale Agreement with Exhibits - Cloverleaf Farms, filed in Form 8-K dated November 13, 1981, incorporated herein by reference.

   10.2 Promissory Note - Cloverleaf, filed in Form 10-Q dated April 30, 1987, incorporated herein by reference.

   10.3 Stock Purchase Agreement dated November 24, 1992 showing the purchase of 100% of the outstanding stock of Angeles Realty Corporation II by IAP GP Corporation, a subsidiary of MAE GP Corporation, filed in form 8-K dated December 31, 1992, which is incorporated herein by reference.

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