Form 10QSB
period 1998-03-31
ANGELES PARK COMMUNITIES LTD
filed 1998-05-14
CIK 317969

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT
                          UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT


                    U.S. Securities and Exchange Commission
                            Washington, D.C.  20549


                                  FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1998


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

ITEM 1.  FINANCIAL STATEMENTS

a)
                         ANGELES PARK COMMUNITIES, LTD.

                                 BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1998



Assets
  Cash and cash equivalents                                         $   630
  Receivables and deposits                                              123
  Other assets                                                          195
  Investment properties:
     Land                                              $ 1,043
     Buildings and related personal property             4,925
                                                         5,968
     Less accumulated depreciation                      (4,634)       1,334
                                                                    $ 2,282

Liabilities and Partners' Deficit

  Liabilities
     Accounts payable                                               $    41
     Tenant security deposit liabilities                                  2
     Accrued property taxes                                              57
     Other liabilities                                                  237
     Mortgage note payable                                            4,861

  Partners' Deficit
     General partners'                                 $  (161)
     Limited partners' (15,044 units issued
       and outstanding)                                 (2,755)      (2,916)

                                                                    $ 2,282

                 See Accompanying Notes to Financial Statements


b)
                         ANGELES PARK COMMUNITIES, LTD.

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                                         Three Months Ended
                                                             March 31,
                                                         1998           1997
Revenues:
 Rental income                                         $   548      $   512
 Other income                                               12            7
   Total revenues                                          560          519

Expenses:
 Operating                                                 214          205
 General and administrative                                 50           43
 Depreciation                                               17           17
 Interest                                                  123          124
 Property taxes                                             57           54
   Total expenses                                          461          443

Net income                                             $    99      $    76

Net income allocated to general partners (1%)          $     1      $     1
Net income allocated to limited partners (99%)              98           75

                                                       $    99      $    76

Net income per limited partnership unit                $  6.51      $  5.00


                 See Accompanying Notes to Financial Statements


c)
                         ANGELES PARK COMMUNITIES, LTD.

                   STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)

                                     Limited
                                   Partnership    General      Limited
                                       Units     Partners      Partners   Total
Original capital contributions       15,112      $     1       $15,112   $15,113

Partners' deficit at
  December 31, 1997                  15,044      $  (162)      $(2,853)  $(3,015)

Net income for the three months
  ended March 31, 1998                   --            1            98        99

Partners' deficit at
  March 31, 1998                     15,044      $  (161)      $(2,755)  $(2,916)

                See Accompanying Notes to Financial Statements

d)
                         ANGELES PARK COMMUNITIES, LTD.

                             STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                           Three Months Ended
                                                                March 31,
                                                             1998       1997
Cash flows from operating activities:
  Net income                                               $   99     $   76
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation                                               17         17
    Amortization of loan costs                                 13         12
    Change in accounts:
       Receivables and deposits                               (67)       (41)
       Other assets                                             7         --
       Accounts payable                                         7        (42)
       Tenant security deposit liabilities                     (1)        --
       Accrued property taxes                                  57         54
       Other liabilities                                      (22)       (14)

         Net cash provided by operating activities            110         62

Cash flows used in investing activities:
  Property improvements and replacements                       --        (73)

Cash flows used in financing activities:
  Payments on mortgage note payable                           (11)       (10)

Net increase (decrease) in cash and cash equivalents           99        (21)

Cash and cash equivalents at beginning of period              531        347

Cash and cash equivalents at end of period                 $  630     $  326

Supplemental disclosure of cash flow information:
  Cash paid for interest                                   $  111     $  112


                 See Accompanying Notes to Financial Statements


e)
                         ANGELES PARK COMMUNITIES, LTD.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Angeles Park Communities, Ltd. (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Managing General Partner is wholly-owned by Insignia Properties Trust ("IPT"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following amounts were incurred by the Managing General Partner and affiliates during the three month periods ended March 31, 1998 and 1997 (in thousands):


                                                            1998        1997


Property management fees (included in operating expenses)  $ 28         $ 27

Reimbursement for services of affiliates
  (included in general and administrative expenses)          36           32


For the period from January 1, 1997, to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Managing General Partner with an insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner which received payments on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the Managing General Partner of the Partnership.

NOTE C - CONTINGENCY

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


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of one mobile home park and one recreational vehicle park. The following table sets forth the average occupancy of the properties for each of the three month periods ended March 31, 1998 and 1997:


                                              Average Occupancy
Property                                       1998         1997

Cloverleaf Farms, Mobile Home Park              98%          99%
  Brooksville, Florida

Cloverleaf Forest, Recreational                 96%          85%
  Vehicle Park
  Brooksville, Florida (1)

(1)The Managing General Partner attributes the increase in occupancy to more severe winter weather in other parts of the country resulting in tenants staying through the end of March 1998. Typically, tenants start to leave in February.

The Partnership's net income for the three months ended March 31, 1998 was approximately $99,000, versus net income of approximately $76,000 for the three months ended March 31, 1997. The increase in net income is primarily due to an increase in rental revenue partially offset by a slight increase in operating and general and administrative expenses.

Rental revenue increased for the three month period ended March 31, 1998, due to fewer leases executed below the market rent schedule at Cloverleaf Farms, partially offset by a slightly decrease in occupancy. Operating expenses increased as a result of increases in electric, water, and sewer expenses and salaries for the property manager and maintenance personnel at Cloverleaf Farms. Partially offsetting the increase in operating expenses at Cloverleaf Farms were decreases in maintenance expenses, consisting primarily of contract yard maintenance, pool repairs, contract repairs and exterior building improvements. General and administrative expenses increased slightly as a result of increases in reimbursements to the Managing General Partner and increases in fees paid for taxes, licenses and to other outside professionals.

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

On March 31, 1998, the Partnership held cash and cash equivalents of approximately $630,000, versus approximately $326,000 at March 31, 1997. The increase in net cash was approximately $99,000 for the three months ended March 31, 1998, versus a decrease of approximately $21,000 for the comparable period in 1997. Net cash provided by operating activities increased primarily due to an increase in net income and an increase in accounts payable as a result of a change in the timing of payments. The decrease in net cash used in investing activities was a result of the absence of property improvements and replacements during the three months ended March 31, 1998. Net cash used in financing activities remained relatively constant.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. The mortgage indebtedness of approximately $4,861,000 consists of a first mortgage which is being amortized over 30 years with a balloon payment of $4,692,000 due on July 15, 2001. The Managing General Partner received a purchase offer from the homeowners association of Cloverleaf Farms. The Managing General Partner rejected the initial offer and extended a counteroffer to the homeowners association. Negotiations are still ongoing with regard to a possible sale of the Partnership's properties. Currently, the homeowners association is trying to obtain additional financing. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves. There were no cash distributions during the three months ended March 31, 1998 and 1997.

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

Other

Certain items discussed in this quarterly report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this quarterly report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

                          PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates to acquire limited partnership units, the management of partnerships by Insignia affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. The Managing General Partner was only recently served with the complaint which it believes to be without merit, and intends to vigorously defend the action.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature. The Managing General Partner believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits:  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.


b)   Reports on From 8-K:  None filed during the quarter ended March 31, 1998.




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


                              Date: May 14, 1998