Form 10QSB
period 1998-06-30
ANGELES PARK COMMUNITIES LTD
filed 1998-08-13
CIK 317969

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


                  For the quarterly period ended June 30, 1998


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

ITEM 1.  FINANCIAL STATEMENTS

a)
                         ANGELES PARK COMMUNITIES, LTD.

                                 BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 June 30, 1998



Assets
  Cash and cash equivalents                                        $    672
  Receivables and deposits                                              195
  Other assets                                                          177
  Investment properties:
     Land                                              $  1,043
     Buildings and related personal property              4,927
                                                          5,970
     Less accumulated depreciation                       (4,652)      1,318
                                                                   $  2,362

Liabilities and Partners' Deficit

Liabilities
  Accounts payable                                                 $     40
  Tenant security deposit liabilities                                     2
  Accrued property taxes                                                113
  Other liabilities                                                     227
  Mortgage note payable                                               4,850

Partners' Deficit
  General partners'                                    $   (161)
  Limited partners' (15,044 units issued
    and outstanding)                                     (2,709)     (2,870)
                                                                   $  2,362

                 See Accompanying Notes to Financial Statements


b)
                         ANGELES PARK COMMUNITIES, LTD.

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                  Three Months Ended       Six Months Ended
                                       June 30,                June 30,
                                   1998        1997        1998        1997
Revenues:
 Rental income                  $    514    $    497    $  1,062    $  1,009
 Other income                         13           7          25          14
   Total revenues                    527         504       1,087       1,023

Expenses:
 Operating                           228         264         442         469
 General and administrative           56          47         106          90
 Depreciation                         18          18          35          35
 Interest                            123         124         246         248
 Property taxes                       56          54         113         108
   Total expenses                    481         507         942         950

Net income (loss)               $     46    $     (3)   $    145    $     73

Net income allocated
 to general partners (1%)       $     --    $     --    $      1    $      1
Net income (loss) allocated
 to limited partners (99%)            46          (3)        144          72
                                $     46    $     (3)   $    145    $     73
Net income (loss) per limited
 partnership unit               $   3.06    $   (.20)   $   9.57    $   4.79

                 See Accompanying Notes to Financial Statements


c)
                         ANGELES PARK COMMUNITIES, LTD.

                   STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)



                                   Limited
                                 Partnership    General     Limited
                                    Units      Partners     Partners     Total

Original capital contributions    15,112       $      1    $ 15,112   $ 15,113

Partners' deficit at
  December 31, 1997               15,044       $   (162)   $ (2,853)  $ (3,015)

Net income for the six months
  ended June 30, 1998                 --              1         144        145

Partners' deficit at
  June 30, 1998                   15,044       $   (161)   $ (2,709)  $ (2,870)

                See Accompanying Notes to Financial Statements


d)
                         ANGELES PARK COMMUNITIES, LTD.

                             STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                         Six Months Ended
                                                              June 30,
                                                          1998       1997
Cash flows from operating activities:
  Net income                                             $  145     $   73
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation                                             35         35
    Amortization of loan costs                               25         25
    Change in accounts:
       Receivables and deposits                            (139)       (94)
       Other assets                                          13         (3)
       Accounts payable                                       6        (25)
       Tenant security deposit liabilities                   (1)        --
       Accrued property taxes                               113        108
       Other liabilities                                    (32)       (23)

         Net cash provided by operating activities          165         96

Cash flows used in investing activities:
  Property improvements and replacements                     (2)       (89)

Cash flows used in financing activities:
  Payments on mortgage note payable                         (22)       (21)

Net increase (decrease) in cash and cash equivalents        141        (14)

Cash and cash equivalents at beginning of period            531        347

Cash and cash equivalents at end of period               $  672     $  333

Supplemental disclosure of cash flow information:
  Cash paid for interest                                 $  221     $  223

                 See Accompanying Notes to Financial Statements


e)
                         ANGELES PARK COMMUNITIES, LTD.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Angeles Park Communities, Ltd. (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. Effective February 25, 1998, the Managing General Partner became wholly-owned by Insignia Properties Trust ("IPT"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). On February 25, 1998, the former owner of the Managing General Partner, MAE GP Corporation ("MAE GP"), an affiliate of Insignia, was merged into IPT. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following amounts were incurred by the Managing General Partner and affiliates during the six month periods ended June 30, 1998 and 1997 (in thousands):


                                                              1998      1997

  Property management fees (included in operating expenses)  $ 54       $ 52

  Reimbursements for services of affiliates
    (included in general and administrative expenses)          73         64

For the period from January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Managing General Partner but with an insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner which received payments on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in September or October of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the Managing General Partner of the Partnership.

NOTE C - CONTINGENCY

The homeowners association of Cloverleaf Farms has filed a complaint against the Partnership alleging improper assessment of utility pass-on charges and other complaints. The Managing General Partner believes that the claims asserted are without merit and intends to vigorously defend them.


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of one mobile home park and one recreational vehicle park. The following table sets forth the average occupancy of the properties for each of the six month periods ended June 30, 1998 and 1997:


                                               Average Occupancy
Property                                       1998          1997

Cloverleaf Farms, Mobile Home Park             98%           99%
  Brooksville, Florida

Cloverleaf Forest, Recreational                69%           79%
  Vehicle Park
  Brooksville, Florida (1)

(1) The Managing General Partner attributes the decrease in occupancy to increased rental rates and unusually hot and dry weather conditions in Florida during the second quarter of 1998. Despite the drop in occupancy, rental income increased during the six months ended June 30, 1998.

The Partnership's net income was approximately $46,000 and $145,000 for the three and six month periods ended June 30, 1998, respectively, as compared to a net loss of approximately $3,000 and net income of approximately $73,000 for three and six month periods ended June 30, 1997, respectively. The increase in net income is primarily due to an increase in rental and other income and a decrease in operating expenses partially offset by an increase in general and administrative expenses.

Rental income increased for the three and six month periods ended June 30, 1998, due to rental rate increases at both the Partnership's investment properties. Other income increased primarily as a result of an increase in interest income due to an increase in cash reserves held by the Partnership. Operating expenses decreased for the three and six month periods ended June 30, 1998, due to a decrease in maintenance expenses. The decrease in maintenance expenses resulted from decreases in contract yard and grounds work and exterior building repairs at Cloverleaf Farms. There were no expenditures for major repairs and maintenance during the six months ended June 30, 1998 or 1997. Partially offsetting these increases to net income was an increase in general and administrative expenses resulting from an increase in Managing General Partner reimbursements as well as an increase in legal expenses.

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

On June 30, 1998, the Partnership held cash and cash equivalents of approximately $672,000, versus approximately $333,000 at June 30, 1997. The increase in cash and cash equivalents was approximately $141,000 for the six month period ended June 30, 1998, versus a decrease of approximately $14,000 for the corresponding period in 1997. Net cash provided by operating activities increased primarily due to an increase in net income, as discussed above, and a decrease in cash used for accounts payable due to the timing of payments. Also contributing to the increase in cash provided by operations was an increase in cash provided by other assets due to the receipt of utility deposits. Net cash used in investing activities decreased as a result of fewer property improvements and replacements made during the six months ended June 30, 1998. Net cash used in financing activities remained relatively constant.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership. The mortgage indebtedness of approximately $4,850,000 consists of a first mortgage which is being amortized over 30 years with a balloon payment of $4,692,000 due on July 15, 2001. The Managing General Partner received a purchase offer from the homeowners association of Cloverleaf Farms. The Managing General Partner rejected the initial offer and extended a counteroffer to the homeowners association. This counteroffer was then rejected by the homeowners association. During the second quarter, a revival and reinstatement agreement was signed between the Managing General Partner and the homeowners association. Subsequent to June 30, 1998, this agreement was terminated. The Managing General Partner is currently evaluating the feasibility of the sale of the Partnership's investment properties. Future cash distributions will depend on the levels of net cash generated from operations, property sales or refinancing and the availability of cash reserves. There were no cash distributions during the six months ended June 30, 1998 and 1997.

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


                          PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner believes the action to be without merit, and intends to vigorously defend it.

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

b)   Reports on From 8-K:  None filed during the quarter ended June 30, 1998.




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


                              Date: August 13, 1998