Form 10QSB
period 1998-09-30
ANGELES PARK COMMUNITIES LTD
filed 1998-11-12
CIK 317969

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


               For the quarterly period ended September 30, 1998


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

                        55 Beattie Place, P.O. Box 1089
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)


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

ITEM 1.  FINANCIAL STATEMENTS

a)
                         ANGELES PARK COMMUNITIES, LTD.

                                 BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)
                               September 30, 1998



Assets
  Cash and cash equivalents                                       $    738
  Receivables and deposits                                             271
  Other assets                                                         165
  Investment properties:
     Land                                              $  1,043
     Buildings and related personal property              4,933
                                                          5,976
     Less accumulated depreciation                       (4,670)     1,306
                                                                  $  2,480

Liabilities and Partners' Deficit

Liabilities
  Accounts payable                                                $     44
  Tenant security deposit liabilities                                    2
  Accrued property taxes                                               170
  Other liabilities                                                    199
  Mortgage note payable                                              4,838

Partners' Deficit
  General partners'                                    $   (160)
  Limited partners' (15,044 units issued
    and outstanding)                                     (2,613)    (2,773)
                                                                  $  2,480

                 See Accompanying Notes to Financial Statements


b)
                         ANGELES PARK COMMUNITIES, LTD.

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                 Three Months Ended       Nine Months Ended
                                    September 30,           September 30,
                                  1998        1997        1998        1997
Revenues:
 Rental income                  $    558    $    523    $  1,620    $  1,532
 Other income                         12           8          37          22
   Total revenues                    570         531       1,657       1,554

Expenses:
 Operating                           227         240         669         709
 General and administrative           48          38         154         128
 Depreciation                         18          17          53          52
 Interest                            123         124         369         372
 Property taxes                       57          55         170         163
   Total expenses                    473         474       1,415       1,424

Net income                      $     97    $     57    $    242    $    130

Net income allocated
 to general partners (1%)       $      1    $     --    $      2    $      1
Net income allocated
 to limited partners (99%)            96          57         240         129
                                $     97    $     57    $    242    $    130
Net income per limited
 partnership unit               $   6.38    $   3.79    $  15.95    $   8.57

                 See Accompanying Notes to Financial Statements

c)
                         ANGELES PARK COMMUNITIES, LTD.

                   STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)


                                    Limited
                                  Partnership    General     Limited
                                     Units       Partners    Partners     Total
Original capital contributions       15,112      $      1    $ 15,112   $ 15,113

Partners' deficit at
  December 31, 1997                  15,044      $   (162)   $ (2,853)  $ (3,015)

Net income for the nine months
  ended September 30, 1998               --             2         240        242

Partners' deficit at
  September 30, 1998                 15,044      $   (160)   $ (2,613)  $ (2,773)

                See Accompanying Notes to Financial Statements

d)
                         ANGELES PARK COMMUNITIES, LTD.
                             STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                              Nine Months Ended
                                                                September 30,
                                                              1998       1997
Cash flows from operating activities:
  Net income                                                 $  242     $  130
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation                                                 53         52
    Amortization of loan costs                                   37         37
    Change in accounts:
       Receivables and deposits                                (215)      (157)
       Other assets                                              13        (31)
       Accounts payable                                          10        (29)
       Tenant security deposit liabilities                       (1)        --
       Accrued property taxes                                   170        163
       Other liabilities                                        (60)        23

         Net cash provided by operating activities              249        188

Cash flows used in investing activities:
  Property improvements and replacements                         (8)       (89)

Cash flows used in financing activities:
  Payments on mortgage note payable                             (34)       (31)

Net increase in cash and cash equivalents                       207         68

Cash and cash equivalents at beginning of period                531        347

Cash and cash equivalents at end of period                   $  738     $  415

Supplemental disclosure of cash flow information:
  Cash paid for interest                                     $  332     $  335

                 See Accompanying Notes to Financial Statements


e)
                         ANGELES PARK COMMUNITIES, LTD.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Angeles Park Communities, Ltd. (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. Affiliates of the Managing General Partner provide property management and asset management services to the Partnership. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following amounts were incurred by the Managing General Partner and affiliates during the nine month periods ended September 30, 1998 and 1997:


                                                               1998     1997
                                                              (in thousands)
  Property management fees (included in operating expenses)   $ 82      $ 78

  Reimbursements for services of affiliates
    (included in general and administrative expenses)          110        98

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

NOTE D - SUBSEQUENT EVENT

Subsequent to September 30, 1998, the Partnership entered into an agreement with an unaffiliated party to sell Cloverleaf Farms - Mobile Home Park. The potential purchaser is currently conducting a due diligence review of the property, pursuant to the Contract to Purchase and Sell Property. The Managing General Partner expects the sale to be completed by November 1998.

NOTE E - TRANSFER OF CONTROL; SUBSEQUENT EVENT

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control
of the Managing General Partner.   In addition, AIMCO also acquired
approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the entity which controls the Managing General Partner. Also, effective October 1, 1998 IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares.
AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of one mobile home park and one recreational vehicle park. The following table sets forth the average occupancy of the properties for each of the nine month periods ended September 30, 1998 and 1997:


                                               Average Occupancy
Property                                       1998          1997

Cloverleaf Farms, Mobile Home Park             98%           98%
  Brooksville, Florida

Cloverleaf Forest, Recreational                62%           73%
  Vehicle Park
  Brooksville, Florida (1)

(1) The Managing General Partner attributes the decrease in occupancy to increased rental rates and unusually hot and dry weather conditions in Florida during the second and third quarter of 1998. Despite the drop in occupancy, rental income increased slightly during the nine months ended September 30, 1998.

The Partnership's net income was approximately $97,000 and $242,000 for the three and nine month periods ended September 30, 1998, respectively, as compared to a net income of approximately $57,000 and $130,000 for the three and nine month periods ended September 30, 1997, respectively. The increase in net income is primarily due to an increase in rental and other income and a decrease in operating expense partially offset by an increase in general and administrative expenses.

Rental income increased for the three and nine month periods ended September 30, 1998, due to rental rate increases at both of the Partnership's investment properties. Other income increased primarily as a result of an increase in interest income due to an increase in cash reserves held by the Partnership. Operating expenses decreased for the three and nine month periods ended September 30, 1998, due to a decrease in maintenance expense. The decrease in maintenance expense resulted from decreases in contract yard and grounds work at Cloverleaf Farms. There were no expenditures for major repairs and maintenance during the nine months ended September 30, 1998 or 1997. Partially offsetting these increases to net income was an increase in general and administrative expenses resulting from an increase in Managing General Partner reimbursements as well as an increase in legal and audit expenses.

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

On September 30, 1998, the Partnership held cash and cash equivalents of approximately $738,000, versus approximately $415,000 at September 30, 1997. The increase in cash and cash equivalents was approximately $207,000 and $68,000, respectively, for the nine month periods ended September 30, 1998 and 1997. Net cash provided by operating activities increased primarily due to an increase in net income, as discussed above, and a decrease in cash used for accounts payable due to the timing of payments. Also contributing to the increase in cash provided by operations was an increase in cash provided by other assets due to the receipt of utility deposits. Partially offsetting this increase is an increase in receivables and deposits due to the timing of receipts and a decrease in other liabilities due to the timing of payments. Net cash used in investing activities decreased as a result of fewer property improvements and replacements made during the nine months ended September 30, 1998. Net cash used in financing activities remained relatively constant.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with federal, state and local legal and regulatory requirements. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The Managing General Partner is currently assessing the need for capital improvements at each of the Partnership's properties. To the extent that additional capital improvements are required, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term. The mortgage indebtedness of approximately $4,839,000 consists of a first mortgage which is being amortized over 30 years with a balloon payment of $4,692,000 due on July 15, 2001. The Managing General Partner will attempt to refinance such indebtedness or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure. See below for information relating to the possible sale of Cloverleaf Farms. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations to permit distributions to its partners in 1998 or subsequent periods.

Subsequent to September 30, 1998, the Partnership entered into an agreement with an unaffiliated party to sell Cloverleaf Farms - Mobile Home Park. The potential purchaser is currently conducting a due diligence review of the property, pursuant to the Contract to Purchase and Sell Property. The Managing General Partner expects the sale to be completed by November 1998.

Transfer of Control; Subsequent Event

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control
of the Managing General Partner.   In addition, AIMCO also acquired
approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the entity which controls the Managing General Partner. Also, effective October 1, 1998 IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares.
AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

Year 2000

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Managing Agent and the Partnership.

Status of Progress in Becoming Year 2000 Compliant

The Managing Agent's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing Agent has fully completed its assessment of all information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phase on both hardware and software systems. Assessments are continuing in regards to embedded systems in operating equipment. The Managing Agent anticipates having all phases complete by June 1, 1999.

In addition to the areas the Partnership is relying on the Managing Agent to verify compliance with, the Partnership has certain operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. The focus of the Managing General Partner was to the security systems, elevators, heating-ventilation-air-conditioning systems, telephone systems and switches, and sprinkler systems. The Managing General Partner is currently engaged in the identification of all non-compliant operational systems, and is in the process of estimating the costs associated with any potential modifications or replacements needed to such systems in order for them to be Year 2000 compliant. It is not expected that such costs would have a material adverse affect upon the operations of the Partnership.

Risk Associated with the Year 2000

The Managing General Partner believes that the Managing Agent has an effective program in place to resolve the Year 2000 issue in a timely manner and has appropriate contingency plans in place for critical applications that could
affect the Partnership's operations.   To date, the Managing General Partner  is
not aware of any external agent with a Year 2000 issue that would materially impact the Partnership's results of operations, liquidity or capital resources. However, the Managing General Partner has no means of ensuring that external agents will be Year 2000 compliant. The Managing General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

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


                          PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which are scheduled to be heard on January 8, 1999. The Managing General Partner believes the action to be without merit, and intends to vigorously defend it.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties, LLC. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). The complaint names as defendants Insignia, several Insignia Affiliates alleged to be managing partners of the defendant limited partnerships, the Partnership and the Managing General Partner. Plaintiffs allege that they have requested from, but have been denied by each of the Subject Partnerships, lists of their respective limited partners for the purpose of making tender offers to purchase up to 4.9% of the limited partner units of each of the Subject Partnerships. The complaint also alleges that certain of the defendants made tender offers to purchase limited partner units in many of the Subject Partnerships, with the alleged result that plaintiffs have been deprived of the benefits they would have realized from ownership of the additional units. The plaintiffs assert eleven causes of action, including breach of contract, unfair business practices, and violations of the partnership statutes of the states in which the Subject Partnerships are organized. Plaintiffs seek compensatory, punitive and treble damages. The Managing General Partner filed an answer to the complaint on September 15, 1998. The Managing General Partner believes the claims to be without merit and intends to defend the action vigorously.

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

b)   Reports on From 8-K:  None filed during the quarter ended September 30,
                           1998.



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



                              ANGELES PARK COMMUNITIES, LTD.

                              By:   Angeles Realty Corporation
                                    Its Managing General Partner


                              By:   /s/Patrick Foye
                                    Patrick Foye
                                    Executive Vice President

                              By:  /s/ Timothy R. Garrick
                                   Timothy R. Garrick
                                   Vice President - Accounting
                                   (Duly Authorized Officer)



                              Date: November 12, 1998